Form 10KSB
period 2000-09-30
ALPHARX INC
filed 2000-12-22
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: September 30, 2000

                                       OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

                       Commission File Number: 000-030813

                                  AlphaRx, Inc.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                   98-0177440
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                             10-75 East Beaver Creek
                             Ontario L4B 1B8, Canada
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (905) 762-0745

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2000 (its most recent fiscal year) were $0.00.

The aggregate market value of registrant's Common Stock (the only class of stock outstanding) held by non-affiliates of the registrant on October 30, 2000, based upon the closing price of the Common Stock on the NASD OTC Bulletin Board on such date, was approximately $59,265,996.

The number of outstanding shares of registrant's Common Stock on October 30, 2000 was 49,388,330.

                                  ALPHARx, INC.

                             2000 FORM 10-KSB REPORT

                                TABLE OF CONTENTS

PART I ....................................................................    1

   ITEM 1. BUSINESS .......................................................    1

   ITEM 2. PROPERTIES .....................................................   20

   ITEM 3. LEGAL PROCEEDINGS ..............................................   20

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   20


PART II ...................................................................   21

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS ....................................................   21

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ....................................   22

   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   24

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE ....................................   25


PART III ..................................................................   25

   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............   25

   ITEM 10. EXECUTIVE COMPENSATION ........................................   27

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT .........................................................   28

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   29

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
   AND REPORTS ON FORM 8-K ................................................   29



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: constraints on our financial and personnel resources, competitive factors, receipt of FDA approval and/or compliance with United States or foreign governmental regulations and our exposure to potential product liability risks, and those set forth under "Certain Factors that may Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We have no obligation to publicly release the result of revisions to these forward-looking statements as a result of occurrences after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS
COMPANY OVERVIEW

     In this Annual Report on Form 10-KSB, the "company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc.

     We are a development stage drug delivery company incorporated in the State of Delaware on August 8, 1997. We formulate and commercialize controlled-release therapeutic products using our proprietary drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products. We have applied our proprietary drug delivery technologies and formulation skills in four applications:

     Pain Management - developing generic versions of select brand name oral and topical NSAID pharmaceuticals;

     Oral Care Management - developing antimicrobial dental varnish, controlled release mouth rinse and toothpaste;

     Nutraceuticals - developing bioavailable specialized supplements with therapeutic benefits; and

     Immnomodulators - developing heterocyclic cyclopentene derivatives with immunostimulating and anti-inflammatory activities.

     We believe pharmaceutical companies are increasingly using controlled-release drug delivery technologies to improve drug therapy. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and thereby may improve drug efficacy and reduce side effects. These technologies also allow for the development of "patient-friendly" dosage formulations by reducing the number of times a drug must be taken, thereby improving patient compliance. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

     We believe the market for advanced drug delivery systems is large and growing rapidly. Based on published data, the market for orally-administered drugs that utilize sustained and controlled-release drug delivery systems is expected to increase to approximately $50 billion in 2005 from approximately $10 billion in 1995. We also believe that pharmaceutical companies that do not themselves have controlled-release drug delivery technology expertise will rely upon third parties, such as AlphaRx, to apply such technologies to their product candidates.

     We intend to use our proprietary drug delivery technologies in collaborative arrangements with pharmaceutical companies to formulate controlled-release versions of their existing commercialized drugs as well as drugs under development by them. By improving drug efficacy and reducing side effects, we believe our drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates. We also intend to develop either independently or jointly certain off-patent and over-the-counter ("OTC") products utilizing our proprietary drug delivery technologies.

PRINCIPAL PRODUCT AND SERVICES AND PRINCIPAL MARKETS

     We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD) drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in both human and veterinary medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System) and
(ii) SECRET (Self Emulsifying Controlled Release Tablet System).

     Insoluble or poorly soluble drugs are a major problem for the pharmaceutical industry, with over one-third of the drugs listed in the United States' Pharmacopoeia being insoluble or poorly soluble in water. Further, most approaches used to overcome insolubility result in clinical problems ranging from poor and erratic bioavailability to serious side effects. The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.

     We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology. Our central strategy is to seek alliances with pharmaceutical companies which will assist us in completing the reformulation and development of the drugs and which will initiate clinical trials and commercialize the products.

PRODUCT PIPLELINE

     The following is a list of some of our products in the development pipeline:

------------------------------------------------------------------------------------------------------------------
BRAND NAME                  APPLICATION                    DELIVERY TECHNOLOGY     STAGE           MARKET SIZE
------------------------------------------------------------------------------------------------------------------
PAIN MANAGEMENT                                                                                    US$ 3 BILLION
------------------------------------------------------------------------------------------------------------------
Flexigan cream              Arthritis                      Transdermal/CLD         Pre-clinical
------------------------------------------------------------------------------------------------------------------
Indoflex cream              Arthritis                      Transdermal/CLD         Pre-clinical
------------------------------------------------------------------------------------------------------------------
Flexigan IR & ER tablet     Arthritis                      Oral/SECRET             R&D
------------------------------------------------------------------------------------------------------------------
Indoflex IR & ER tablet     Arthritis                      Oral/SECRET             R&D
------------------------------------------------------------------------------------------------------------------
ORAL HEALTH                                                                                        US$ 1 BILLION
------------------------------------------------------------------------------------------------------------------
ChlorSM Mouth Rinse         Anti-gingivitis, Anti-plaque   Oral/CLD                Pre-clinical
------------------------------------------------------------------------------------------------------------------
ChlorSM Toothpaste          Anti-gingivitis, Anti-plaque   Oral/CLD                Pre-clinical
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
OTC Mouth Rinse             Anti-plaque, Breath control    Oral/CLD                Pre-clinical
------------------------------------------------------------------------------------------------------------------
OraEase Lozenges            Periodontal Disease            Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
NUTRACEUTICALS                                                                                     US$ 9 BILLION
------------------------------------------------------------------------------------------------------------------
Q10 ER                      Hearth Health                  Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
Trivital C                  General Health                 Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
Reishi Biosomes             Immune Health                  Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
TetraPherol                 General Health                 Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
ACE Biosomes                Antioxidant                    Oral/SECRET             R&D
------------------------------------------------------------------------------------------------------------------
LipoBloc                    Cholesterol Lowering           Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
LipoLette                   Weight-loss                    Oral/SECRET             Available
------------------------------------------------------------------------------------------------------------------
IMMNOMODULATORS                                                                                    US$ 2 BILLION
------------------------------------------------------------------------------------------------------------------
ARX-2001                    AIDS                           Undetermined            R&D
------------------------------------------------------------------------------------------------------------------
ARX-2002                    Cancer                         Undetermined            R&D
------------------------------------------------------------------------------------------------------------------
ARX-2003                    Arthritis                      Undetermined            R&D
------------------------------------------------------------------------------------------------------------------

OVERVIEW OF THE DRUG DELIVERY INDUSTRY

     Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that may provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, and ease of use and improved patient compliance. We believe drug delivery technologies can provide pharmaceutical companies with a means of developing new products as well as extending existing patents.

     The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the development of new drug delivery systems. Today, medication can be delivered to a patient through many different means of delivery, including transdermal (through the skin), injection, implant and oral methods. These delivery methods, however, continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. Implants generally are administered in a hospital or physician's office and frequently are not suitable for home use. Oral administration remains the preferred method of administering medication. Conventional oral drug administration, however, also has limitations in that capsules and tablets have limited effectiveness in providing controlled drug delivery, resulting frequently in drug release that is too rapid (causing incomplete absorption of the drug), irritation to the gastrointestinal (GI) tract and other side effects. In addition capsules and tablets cannot provide localized therapy.

     In recent years, drug delivery companies have been able to develop innovative and efficient solutions to some of the limitations of conventional oral drug administration. For example, the improved oral delivery system developed by ALZA in the 1980's reduced the side effects and dosing frequency of the hypertension drug, Procardia(R). The improved product, Procardia XL(R), resulted in substantially increased sales and the new formulation extended the patent life on Procardia(R). We believe our BCD Systems have the potential to offer similar opportunities of improved therapy and extended patent life to pharmaceutical and biotechnology companies.

BIOADHESIVE COLLODIAL DISPERSION (BCD) SYSTEMS

     Our proprietary Bioadhesive Colloidal Dispersion (BCD) oral and transdermal drug delivery technologies permit formulations of drug-containing polymeric units that allow controlled delivery of an incorporated hydrophobic drug. Although our formulations are proprietary, the polymers utilized in our BCD Systems are commonly used in the food and drug industries. By using different formulations of the polymers, we believe our BCD Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

     The BCD Systems are designed to provide orally and transdermally administered, conveniently dosed, cost-effective drug therapy in a continuous, controlled delivery over a multihour period. We believe our BCD Systems may provide one or more of the following therapeutic advantages over conventional methods of drug administration:

     1. Enhanced Safety and Efficacy. We believe our BCD Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug, associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time, and then rapidly drops below effective levels. Excessively high concentrations are a major cause of side effects, while subtherapeutic concentrations are ineffective.

     2. Greater Patient and Caregiver Convenience. We believe our BCD Systems may permit once-daily dosing for certain drugs that are currently required to be administered several times daily, thereby promoting compliance with dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

     3. Expanding the Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins (complex organic compounds of high molecular weight containing numerous amino acids) and peptides (low molecular weight compounds consisting of two or more amino acids), because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe our BCD Systems may permit some of these drugs to be delivered orally and/or transdermally.

     4.  Proprietary  Reformulation  of Generic  Products.  We  believe  our BCD
Systems offer the potential to produce improved proprietary formulations of off-patent drugs, differentiated from the existing generic products by reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

BACKGROUND

     To be effective, drugs must reach an intended site in the body, at an effective concentration, for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, are effective for a wide variety of drugs. Depending upon the drug, however, each method may have disadvantages. For example, in oral administration, a drug must pass through the gastrointestinal system to be absorbed and may be metabolized or broken down in the stomach, intestines or liver, resulting in the therapeutic availability of a lower amount of effective drug. As a result, higher dosages of the drug must be used to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

     Additionally, the rate at which an orally administered drug is absorbed may vary depending on several factors, including the drug's chemical properties, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns. Although the pharmaceutical industry has investigated a variety of alternative approaches for addressing drug adverse events and loss of efficacy following oral dosing, by enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers, the beneficial effects are not always reproducible from patient to patient or effective in modifying metabolic effects produced in the liver.

COLLOIDAL LIPID DISPERSION (CLD) SYSTEM

     Our CLD system is a topical drug delivery technology which permit pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. CLD compounds, combined with polymers and adhesives, can also be used with patch formats to achieve the transdermal delivery of selected drugs. We believe that CLD compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin (stratum corneum) more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration (injection, oral dosage forms, inhalation, etc.), and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and improved patient compliance.

     Our CLD system utilizes oil in water emulsions with a mean droplet size of 100-200 nm that are suitable for incorporation of lipophilic drugs. Drugs are dissolved in the liquid oil core or incorporated into the oil/water interface, according to the drug's hydrophobicity. We believe our CLD system is unique compared with other drug delivery systems because our utility is dependent on the physico-chemical properties of the drug (i.e. insolubility and surface properties) rather than the chemical structure and reactivity.

     We develop specific CLD formulations for use with non-proprietary and proprietary drugs, which we plan to commercialize through partnerships, strategic alliances and license agreements with the pharmaceutical companies manufacturing these products.

SELF EMULSIFYING CONTROLLED RELEASE TABLET (SECRET) SYSTEMS

     Our SECRET system is a self-emulsifying, controlled release drug delivery system for the systemic oral administration of hydrophobic (lipophilic) drugs. Oral absorption improvement and bioavailability enhancement of hydrophobic drugs are achieved using self-emulsifying oily preparations. In combination with a biodegradable polymeric matrix, SECRET is capable of delivering these drugs to the biological target in a sustained-release manner over prolonged periods of time without the loss of bioavailability.

     SECRET presents a novel way to increase the oral bioavailability of a lipophilic substance over a desired target site in a prolonged and sustained manner. More particularly, SECRET consists of a solid dispersion comprising the lipophilic substance, a surfactant system having a melting point close to human body temperature and an oil component in a biocompatible, biodegradable polymeric matrix that does not interact with the entrapped compositions.

     After the polymeric matrix erodes at the desired target site, it slowly releases the entrapped compositions and, after mixing with body fluids, these compositions undergo quick dissolution with resultant emulsification, thus an oil-in-water emulsion is formed, the droplets of which have a diameter below about 100 nm (0.1(mu)m). Emulsions having tiny droplets as those obtainable in accordance with the SECRET formulations were hitherto obtainable only by employing a complex homogenization procedure involving the use of intricate equipment. Another feature of SECRET is the incorporation of a self-emulsifying composition in a swellable polymeric matrix, which is suitable for tablet formation, unlike conventional self emulsifying oily formulations that are preferably encapsulated in a sealed soft or hard gelatin capsule.

     SECRET is unique compared to other drug delivery systems because our utility is dependent on the physico-chemical properties of the drug (i.e. insolubility and surface properties) rather than the chemical structure and reactivity.

     Testing to date has demonstrated significant pharmaceutical and biological advantages for our SECRET formulations as compared to standard Self Emulsifying Drug Delivery System preparations.

     The principal excipients used in SECRET formulations are highly biocompatible and acceptable to the FDA. SECRET formulated water-insoluble drugs offer the following benefour: (i) lower toxicity formulations; (ii) controlled absorption with resultant reduction in peak to trough ratios; (iii) targeted release of the drug to specific areas within the gastrointestinal tract; (iv) absorption irrespective of the feeding state; (v) minimal potential for dose dumping; (vi) improved oral bioavailability; (vii) enhanced stability; (viii) improved dissolution rate; (ix) less irritation; (x) bioadhesive to mucous membranes for maximum penetration; (xi) high drug payloads; and (xii) lower production cost.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

     We intend to have the BCD Systems used with as many pharmaceutical products as possible. Our primary strategy is to establish collaborative relationships with pharmaceutical and biotechnology companies to develop improved therapeutic products utilizing our BCD Systems technology. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retaining ownership of our technologies. We believe that our partnering strategy will enable it to reduce our cash requirements while developing a larger potential product portfolio. By providing new formulations of existing products using the BCD Systems, We believes it will not only be able to offer our partners improved products but also may provide them with the ability to extend the life of their patents on such products, especially attractive to pharmaceutical companies whose patents on existing products are close to expiration. Collaborations with pharmaceutical and biotechnology companies are expected to provide near-term revenues from sponsored development activities and future revenues from license fees and royalties relating to the sale of products.

     We have identified as potential partners six companies we believe have drugs which can derive potential benefits utilizing the BCD Systems and have initiated preliminary discussions with some of these companies. There can be no assurance that any of these discussions will lead to our entering into a development agreement with a collaborative partner or, if such agreement is entered into, that such collaboration will lead to the successful development of a product.

     We also intend to develop over-the-counter (OTC) and/or off-patent drug products utilizing our BCD Systems, either independently or jointly by entering into collaborative partnerships with pharmaceutical, biotechnology or other healthcare companies. To reduce costs and time-to-market, we intend to select those products that treat indications with clear-cut clinical end-points and that are reformulations of existing compounds already approved by the FDA. We believe that products utilizing the BCD Systems will provide favorable product differentiation in the highly competitive generic and OTC drug product markets at costs below those of other drug delivery systems, thereby enabling We and our collaborative partners to compete more effectively in marketing improved off-patent and OTC drug products. We are also seeking to establish alliances with overseas sales and marketing partners for the initial sale of our future generic products. We believe that due to the more favorable regulatory environments in some foreign countries, it may be able to generate revenues from these markets while awaiting FDA approval in the United States.

PAIN MANAGEMENT

Arthritis Overview

     Arthritis is a condition in which one or more joints becomes inflamed. It is the most common chronic condition in North America. Some forms of arthritis (such as tendinitis and bursitis) can be cured completely but most forms are chronic. Current treatment and therapy can only alleviate pain, relieve stiffness and prevent the disease from progressing and deformities from occurring. Each of these diseases has a different cause and may require different medications and treatments.

     Arthritis afflicts an estimated 10% of the world's population. With over 40 million people afflicted by the disease in North America, arthritis costs the U.S. economy between $54.6 and $64.8 billion per year in medical, care and lost wages .

     Osteoarthritis (OA) is a degenerative joint disease in which the cartilage that covers the ends of bones in the joint deteriorates, causing pain and loss of movement as the bones begin to rub against each other. OA is the most common form of arthritis. The motion of the joint becomes more limited as the disease progresses. The joints most commonly hit by osteoarthritis are the fingers, hips, and knees. Rheumatoid arthritis (RA) is a systemic autoimmune disorder, characterized by inflammation of the synovial lining of the joints leading not only to joint damage but also to systemic symptoms such as fever, anemia, lack of energy, and loss of appetite.

     NSAIDs are drugs employed for their anti-inflammatory properties. They are heterogeneous in chemical structure and diverse in mechanisms of action, but they share the important property of inhibiting prostaglandin (PG) biosynthesis. Although these drugs effectively inhibit inflammation, there is no evidence that they alter the course of an arthritic disorder.

Products under Development

     We have two topical NSAID products under development:

           ---------------------------------------------------------------------
           BRAND NAME           ACTIVE INGREDIENT            STATUS
           ---------------------------------------------------------------------
           Flexigan             1.0% Diclofenac              Pre-clinical
           ---------------------------------------------------------------------
           Indoflex             2.0% Indomethacin            Pre-clinical
           ---------------------------------------------------------------------

     FLEXIGAN - Flexigan is a clear, non-smelling topical formulation of CLD, which transports and delivers one of the most effective and widely prescribed NSAIDs, diclofenac, through the skin eliminating the problems typically associated with oral NSAIDs.

     Flexigan does not irritate the skin when the cream is applied topically causing Indomethaic to penetrate rapidly and deeply into the affected parts of the body due to the CLD formulation. CLD are oil-in-water emulsions composed of lipid phase, emulsified in aqueous medium with the aid of natural emulsifiers. CLD do not contain such chemical enhancers propylene glycol, alcohol or Azone and are therefore highly acceptable and of low irritancy.


     INDOFLEX - Like Flexigan, Indoflex is a topical NSAID formulation of indomethacin in CLD.

Controlled Release NSAIDs in Self Emulsifying Tablets

     Oral NSAIDs, such as Indomethacin and Diclofenac have a pronounced irritating action in the gastrointestinal (GI) level and stomach. Different enteric-coated, extended-release, delayed-release, buffered capsules or tablets or oral suspension formulations may reduce this side effect, however, they are often in an undesirable range and costly to produce.

     NSAIDs in emulsion are less irritating to the GI and also bioavailability and absorption kinetic of active ingredient are also improved. Currently, we have developed two oral NSAID products that utilize the SECRET drug delivery system:

   --------------------------------------------------------------------------
   BRAND NAME          ACTIVE INGREDIENT         STATUS
   --------------------------------------------------------------------------
   Flexigan            25 & 50 mg Diclofenac     Research & development
   --------------------------------------------------------------------------
   Indoflex            25 & 50 mg Indomethacin   Pre-clinical
   --------------------------------------------------------------------------
   Flexigan ER         100 mg Diclofenac         Research & development
   --------------------------------------------------------------------------
   Indoflex ER         50 mg Indomethacin        Pre-clinical
   --------------------------------------------------------------------------


ORAL CARE MANAGEMENT

Overview

     The worldwide oral care market is estimated to exceed $7.0 billion in annual retail sales. Annual oral care sales in North America are estimated to be $2.8 billion in 1999 and are projected to reach $3.0 billion by the year 2000. It is estimated that the oral care products will grow at an annual rate of 10% internationally for the next 10 years with the highest growth rate in developing countries such as China.

     We intend to be a provider of proprietary oral care products to international consumers using a scientific approach that will significantly reduce the long-term costs of dental care. We are focused on developing and marketing proprietary oral care products to treat the cause of tooth decay and gum disease. We seek to establish distinctive brand identity emphasizing the enhanced therapeutic benefits of our oral care products, which will be communicated to both consumers and dental professionals.

     Traditional dentistry is shifting away from treating symptoms (i.e. drilling and filling cavities) and moving towards taking preventive action to treat the cause of tooth decay and gum disease. This shift is caused by mounting scientific evidence that tooth decay and gum disease are medical conditions caused by chronic low-grade bacterial infections that can be prevented and treated with antimicrobial agents such as Chlorhexidine and Fluoride.

     Secondly, in response to rising costs and decreasing access to dental treatments, consumers' interest in self-diagnosis and preventive treatment have grown dramatically. Additionally, consumers are becoming increasingly aware of the importance of oral hygiene. Consumers are looking for value and product innovation that emphases therapeutic values.

     We are focused on developing and marketing therapeutic oral care products based on proprietary formulations and technologies. Our products treat the bacterial infections that cause tooth decay and gingivitis. Through scientific studies it has been shown that our formulations stop the demineralization of tooth enamel.

     We believe that the effectiveness of oral care products depend on how long our active agents stay in the mouth. Most of the commercially available oral care formulations have suffered from a number of drawbacks, including lack of suitability of the carrier for our intended use. Most of these known formulations suffer an inability to carry a large amount of the active agent and to ensure a controlled and prolonged release thereof at the desired site. This inability is particularly undesirable, since most biologically active agents must remain at the desired site for a prolonged period in order to be effective.

     Our oral care products are based on the active ingredients chlorhexidine and sodium fluoride in proprietary formulations that effectively control the release of chlorhexidine in the oral cavity over an extended period of time to provide a sustained antimicrobial activity against tooth "demineralization" (whereby sodium fluoride induces the uptake of minerals, such as calcium and phosphate), which enhances tooth "remineralization".

Role of Bacteria in Dental Pathology

     Although there are many origins for the conditions commonly treated by dentists (ranging from tumors of the oral cavity to trauma induced tooth injuries), a common feature of the two major dental diseases is the role played by bacteria. In particular it is well established that tooth decay and most gum diseases result from bacterial infections.

     Tooth decay, or caries, refers to a hole or cavity in the surface of the tooth. Depending on the length of time from our inception, the hole may penetrate only the top surface of the tooth (the enamel) or may penetrate past the dentin (the bone-like material which is the main constituent of the tooth) into the pulp. The scientific literature has established quite clearly that one species of bacteria, STREPTOCOCCUS MUTANS (S. MUTANS - actually a group of seven closely related bacteria) is responsible for the onset of tooth decay. This bacterium grows on the surface of the teeth in almost all individuals. In the presence of sugars and starches in the diet, S. MUTANS metabolizes the carbohydrate and produces acids. Acids demineralize the calcium phosphates that are the major mineral constituent of tooth enamel and the decay process begins. Our proprietary oral care products, kill S. MUTANS to prevent further cavities. The evidence for the primary role of S. MUTANS in tooth decay is manifold, including the following: significant correlation between S. MUTANS counts in saliva and plaque and the incidence of caries.(i) the correlation of S. MUTANS counts and the progression of tooth decay; (ii) S. MUTANS can be isolated from the tooth surface before initiation of a cavity; (iii) infection of experimental animals with S. MUTANS procedures high incidence of caries; (iv) immunization of experimental animals with S. MUTANS significantly reduces the incidence of caries; (v) S. MUTANS produces copious amounts of extracellular polysaccharide, a key component of plaque;(vi) S. MUTANS metabolism of sucrose rapidly produces an organic acid which demineralizes tooth enamel.

     Due to the aging of the population, gum disease is becoming a more prevalent disease than tooth decay. It is characterized by the pulling away of the gums from the teeth due to the presence of plaque on the surface of the teeth. Plaque is a mixture of bacteria, bacterial products and saliva which is the medium in which bacteria grow. It is believed that bacterial metabolic products in plaque are toxic to the cells of the gum tissue (gingiva) leading to inflammation (gingivitis or the more severe periodontitis) and the receding of the gum tissue from the teeth. If left untreated, the supporting tissue of the gums becomes so loose that the teeth are lost.

Chlorhexidine in Dentistry and Oral Health

     The bisbiguanide chlorhexidine (CHX) was first described more than 40 years ago and is the most thoroughly studied antimicrobial substance used orally. CHX is bactericidal against gram-positive and gram-negative bacteria and yeasts.

     The antibacterial activity of CHX is associated with the absorption by the bacteria. At neutral pH, the positively charged CHX molecule is absorbed on the surface of the bacteria, where it reacts with negatively charged membrane components. Under acid conditions the absorption decreases, resulting in a reduced antibacterial effect. At low concentrations CHX causes disorganisation of the cytoplasmic membrane, making the bacteria permeable to the drug which inhibour essential metabolic events. At higher concentrations CHX coagulates cytoplasmic constituents and prevents the bacterial cells from recovering.

     Compared with other substances, CHX shows our special effectiveness in the fact that plaque is considerably reduced, the development of caries and gingivitis is interrupted, effects that certainly are related to our high substantively. CHX is absorbed in sub-MIC concentrations for a few hours on the outer surface of the teeth, as well as the oral mucous membrane and is slowly released. Therefore the metabolism of the bacteria is effected. In vivo studies show that acid production in the plaque is inhibited for extended periods of time and the growth rate of bacteria reduced.

     In patients with high caries activity and high counts of mutans streptococci, CHX is employed as an adjunct to other preventive measures. Combinations of chlorhexidine with fluoride is also possible. The best clinical effect, resulting in a considerable caries reduction, has been obtained when persons highly colonized with mutans streptococci have been treated with gels and when the results of the antimicrobial measures have been verified by microbiological examination. Sustained release devices, like varnishes, reduce the numbers of mutans streptococci in a patient's mouth to levels below detection for long periods.

     Older persons are at an increased risk of root caries since they may be impaired, take multiple medications or have partials. Treatment strategies should include antimicrobial agents for both the remineralization of early lesions and prevention of further root caries. In periodontal treatment, CHX is used for post-operative rinsings and as an adjunct to oral hygiene and mechanical debridement. This means that CHX has a significant inhibitory effect on gingivitis, but that it cannot dissolve already formed plaque.

     People who have been treated with chemotherapy and radiotherapy for neoplasms in the head and neck regions are more vulnerable to dental diseases. In the long term, however, periodontal diseases and caries can be controlled with appropriate use of CHX and fluoride.

     Scientific and clinical studies have shown that children treated with CHX had 50% less caries. In those children with high counts of S. MUTANS, the incidence of caries was reduced by 80%. The treatment of first-time mothers with CHX reduced the S. MUTANS level and incidence of caries in their children (It is well established that young children pick up S. MUTANS from their parents).

Description of Products

     We have the following products to treat the bacterial infections that cause tooth decay and gingivitis:

     --------------------------------------------------------------------
            PRODUCT DESCRIPTION              ACTIVE INGREDIENT(S)
     --------------------------------------------------------------------
     ChlorSM Mouth Rinse              Chlohexidine w/NaF
     --------------------------------------------------------------------
     ChlorSM Toothpaste               Chlorhexidine w/MFP
     --------------------------------------------------------------------

ChlorSM colloidal mouth rinse

     ChlorSM colloidal mouth rinse is a proprietary sustained release formulation of chlorhexidine available by prescription in North America. ChlorSM colloidal mouth rinse is an advanced mouth rinse formulation based on BCD, a proprietary lipid based drug delivery technology which is highly mucoahesive and capable of carrying a high load of active agents. BCD effectively controls the release of Chlorhexidine in oral cavity over an extended period of time to provide an effective and sustained protection.

SME (Sub Micron Emulsion) colloidal toothpaste and mouth rinse

     ChlorSM SME toothpaste is aproprietary controlled release therapeutic toothpaste based on the BCD drug delivery system. The active agents in the SME toothpaste are Chlorhexidine and Fluoride; it has been proven clinically that the combination of the two active agents has a positive synergetic effect. The SME toothpaste will inhibit demineralization of tooth enamel and provide cavity prevention and pain relieving properties for individuals with exposed dentin caused by receding gums. We, utilizing the BCD formulation, have successfully retained the antimicrobial property of the active agent Chlorhexidine in toothpaste form under a stable and controlled release environment. We believe that there is no Chlorhexidine toothpaste commercially available in North America.

NUTRACEUTICALS

     The total United States retail market for nutritional supplements is highly fragmented and historically has grown rapidly, generating $12 billion in 1998 sales, as compared to $5.0 billion in 1994. AlphaRx believes that this growth was due to a number of factors, including: (i) increased interest in healthier lifestyles; (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements; and (iii) the aging of the "Baby Boomer" generation combined with the tendency of consumers to purchase more nutritional supplements as they age.

     Various publicly traded nutritional supplement companies have recently announced, however, that there appears to be a slow-down in sales of nutritional supplements. We believe that this slow-down may be the result of, among other things, the lack of any recent industry-wide "hit" products such as St. John's
Wort. Our controlled-release drug delivery technologies can provide patent protection for a nutritional product that has not been patented or for which the patent is expiring or has expired. Patented methods of controlled drug delivery may extend product life and provide a nutritional supplement manufacturer with a competitive advantage over regular products delivered by conventional means. The controlled delivery of certain nutritional products can also result in the approval of new therapeutic indications, thereby expanding the utility of and the market for those products.

     Our enabling technology offers the following benefits:

     1. Broad Application to Health Maintenance Regiments. We believe that our enabling technology is applicable to a broad range of specialized health maintenance products designed to address popular health issues such as elevated LDL cholesterol, obesity, menopause and anti-aging.

     2. Low Risk of Adverse Side Effects. Our nutraceutical products are designed to be highly bioavailable, non-toxic and well tolerated.

     3. Convenient Oral Dosage Form. Our nutraceutical products are designed to be potent at low dosage levels, thereby permitting oral administration either in a convenient capsule or tablet form or transdermal administration in a lotion or cream form.

Core Product Descriptions

     LipoLette is a dual weight loss system, controlled release natural supplement that promotes weight control through: (i) suppressing appetite; (ii) blocking the fat absorption; and (iii) stimulating thermogenesis. LipoLette contains certain hydrophobic active ingredients which are clinically proven to be safe and non-toxic. We believe that our BCD drug delivery technologies may enhance the bioavailability of these active ingredients significantly.

     LipoBloc is a controlled release formulation of hydrophobic phytosterols. Phytosterols have been clinically proven to inhibit cholesterol absorption in the GI Tract and lower LDL in serum levels. The therapeutic usage of phytosterols has been limited because of its poor solubility in water as well as in oil. The suggested therapeutic dosages are 2.5-5.0 grams per day for a 15-20% reduction in serum cholesterol levels. The latest clinical studies have indicated that the same or even significantly better reduction could be achieved with smaller dosages such as 100 - 300 mg per day using oil solubilized form of phytosterols. In one clinical study 300 mg phytosterols formulation with 29% maximum water solubility within 180 minutes demonstrated 38% reduction in serum cholesterol levels. In vitro, LipoBloc with 100 mg phyosterols demonstrated 100% solubility in water in 60 minutes using USP 24 (711) dissolution methodology. We believe that LipoBloc is the most bioavailable phytosterol formulation in the market, we also believe that LipoBloc may have a positive effect in atherosclerotic plaque regression.

     Q10 ER is a controlled release formulation of CoEnzyme Q10 and Vitamin E which are clinically proven to promote cardiovascular health. We believe that our Q10 ER has better bioavailability than other commercially available CoEnzyme Q10 products because of its superior water solubility.

IMMUNOMODULATORS

     Human immune systems are designed to protect the body from assault by parasites. These pathogens include cellular virus and cellular parasites such as bacteria, mycoplasms, fungi, unicellular protozoa and multicellular protozoa. The immune system also defends the organism against cancerous cells.

     Immunomodulators offer a powerful tool for the control of infectious diseases. These chemicals modulate (stimulate or suppress) the immune system in a non-specific manner. Stimulation of immunity is also important in the host's defense against cancer. The latter occurs, for example, upon activation of tumoricidal macrophages in response to immunomodulators. Immunomodulators may also be used in the treatment of diseases caused by immune system disorders such as arthritis. They may also be used in the treatment of individuals with a compromised immune system in order to enhance their immune response. This group of patients includes surgery patients, burn victims, patients undergoing radiotherapy or chemotherapy and patients with immune disorders such as AIDS.

     Unfortunately, most of the marketed immunomodulators show non-reproducible and ambiguous results. Peptide and protein molecules (interferons, interleukins, antibodies and vaccines) are very expensive and demonstrate many undesirable side effects and uncertain activities. Accordingly, there is a need to develop new immunomodulators which have significant immunomodulating activity, are readily accessible, and possess less toxicity than the marketed agents.

     Our newly discovered compounds possessed high stimulation properties for immune system (either in normal or in depressed state). Preliminary investigations showed low toxicity, fast onset of action and very high response of immune system. Additionally, some of the investigated compounds demonstrated prominent anti-inflammatory activity in different models.

COMPETITION

     There are other companies that have oral drug delivery technologies that compete with the BCD Systems. The competitors have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of ours, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently using polymeric based colloidal dispersion controlled release technologies to develop products for oral and transdermal drug delivery systems for enhanced solubility and bioavailability of poorly water soluble drugs. We believe that this combination of oral and transdermal drug delivery technologies differentiates us from other oral drug delivery companies and will enable us to attract pharmaceutical companies to incorporate their proprietary drugs into the BCD Systems and also to differentiate any OTC and/or off-patent drugs that utilize the BCD Systems from those of other drug delivery companies.

     Competition in the areas of pharmaceutical products and drug delivery systems is intense and is expected to become more intense in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems all have substantially greater financial, technological, marketing, personnel and research and development resources than us. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems noncompetitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

     It is our policy to file patent applications in the United States and foreign jurisdictions. We currently have one issued United States patent and three United States patent pending applications and have applied for patents in two foreign countries which are still pending. No assurance can be given that our patent applications will be approved or that any issued patents will provide competitive advantages for the BCD Drug Delivery Systems or our technologies or will not be challenged or circumvented by competitors. With respect to any patents which may issue from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or compete without infringing our patent rights. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.

     We also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners, research partners and consultants are not given access to our proprietary trade secrets and know-how until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

Trademarks

     We have filed applications in the United States and China Patent and Trademark Office to register the word mark "ChlorSM" and "Oralife" for oral care products, such as medicated mouth rinse, professional dental gels and varnish. We also registered the following trademarks, "Alpha-Source" and "AlphaRx" in Canada and "AlphaRx",

"LipoLette", "LipoBloc" and "PhytoScience" in the United States for nutraceutical products. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com." and "LTII.com" for our corporate website.

Proprietary Information

     Much of our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect the rights to our proprietary technology, our policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside AlphaRx. These agreements also require disclosure and assignment to AlphaRx of discoveries and inventions made by such persons while devoted to Company activities.

MANUFACTURING, MARKETING AND SALES

     We do not have and do not intend to establish in the foreseeable future internal manufacturing capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture products using the BCD Systems. Our dependence on third parties for the manufacture of products using the BCD Systems may adversely affect our ability to develop and deliver such products on a timely and competitive basis. There may not be sufficient manufacturing capacity available to us when, if ever, it is ready to seek commercial sales of products using the BCD Systems. In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the BCD Systems. We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties. Failure to do so would have a material adverse effect on us.

     Applicable cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the BCD Systems. We will depend on the manufacturers of products using the BCD Systems to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the BCD Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on us.


GOVERNMENT REGULATION

     We are subject to regulation under various federal laws regarding pharmaceutical products and also various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with our research and development activities, AlphaRx is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any material noncompliance.

     FDA Approval Process. In the United States, pharmaceutical products, including any drugs utilizing the BCD Drug Delivery Systems, are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of We or our officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

     Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pharmacokinetic pattern of a drug. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at our discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and our assessment of the risk/benefit ratio to the patient.

     The results of the preclinical and clinical testing on drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy our regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Failure to receive approval for any products utilizing the BCD Drug Delivery Systems could have a material adverse effect on us.

     OTC products that comply with monographs issued by the FDA are subject to various FDA regulations such as cGMP requirements, general and specific OTC labeling requirements (including warning statements), the restriction against advertising for conditions other than those stated in product labeling, and the requirement that in addition to approved active ingredients OTC drugs contain only safe and suitable inactive ingredients. OTC products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an OTC product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

     Other Regulations. Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances we or our collaborative partners may seek approval to market and sell certain of our products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized EU approval mechanism in place, each EU country may nonetheless impose our own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

RESEARCH AND DEVELOPMENT

     We conduct our research and development activities through collaborative arrangements with universities, contract research organizations and independent consultants. We are also dependent upon third parties to conduct clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

     We anticipate incurring significant development expenditures in the future as we continue our efforts to develop our present technologies and new formulations and as we begin to research other technologies and to expand clinical studies of certain products. We plan to establish laboratory facilities to conduct research and development and manufacture of batch forms for clinical evaluations.

PRODUCT LIABILITY

     Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on us. We do not currently have any product liability insurance. Although we will apply for product liability insurance when it deems it appropriate, there can be no assurance that:

     o we will be able to obtain or maintain product liability insurance on acceptable terms;

     o we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or

     o  any  insurance  will  provide  adequate   protection  against  potential
        liabilities.

EMPLOYEES

     As of September 30, 2000, we employed 4 people on a full-time basis and one person on a part-time basis. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

Item 2. Properties

     At September 30, 2000, we leased approximately 1,100 square feet in Richmond Hill, Ontario, under a lease which expires on November 30, 2001. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were  submitted to a vote of security  holders during the fourth
quarter  of  the  fiscal  year  ended   September  30,  2000,   whether  through
solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, our Common Stock ceased trading on the OTC Pink Sheets and began trading on the OTC Bulletin Board under the same symbol. The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported by the OTC Pink Sheets from July 25, 2000 and by the OTC Bulletin Board from October 12, 2000.


YEAR ENDING SEPTEMBER 30, 2000                                HIGH     LOW
------------------------------                                -----    ---
4th Quarter (From July 25, 2000)                              $1.25    $1.15

     Records of our stock transfer agent indicate that as of September 30, 2000, there were approximately 50 record holders of our common stock. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 15, 1999, we issued an aggregate of 315,333 shares of Common Stock to existing shareholders for a total purchase price of $31,533. The proceeds were used for working capital.

     In December 31, 1999, we issued an aggregate of 170,000 shares of Common Stock for a total purchase price of $85,000. The proceeds were used for working capital.

     In June 30, 2000, we issued an aggregate of 196,000 shares of Common Stock for a total purchase price of $196,000. The proceeds were used for working capital.

     No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. The above sales were made to accredited investors in reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in Item 8 of this report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

General

     We are a development stage company engaged in the development of new and proprietary drug delivery products. We have developed two types of drug delivery systems, the Colloidal Lipid Dispersion System (the "CLD System") and the Self Emulsifying Controlled Release Tablet System (the "SECRET System" and together, the "BCD Systems"). The CLD System is designed to deliver drugs through the skin in order to reduce the gastrointestinal irritation that is a side effect of many orally administered drugs, and the SECRET System is designed to provide continuous, controlled delivery of an incorporated drug. In addition, the BCD Systems are designed to improve the bioavailability of poorly water-soluble drugs.

     Since our inception in August 1997, we have devoted substantially all our efforts to research and development conducted on our own behalf with the BCD Drug Delivery Systems. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.

     We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $278,804 for the year ended September 30, 2000, resulting in an accumulated deficit of approximately $1,286,653. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

     We intend to continue investing in the further development of our drug delivery technologies and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our BCD Drug Delivery Systems. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities, including the purchase of laboratory and pilot scale manufacturing equipment. As additional personnel are hired in 2001 and beyond, expenses can be expected to increase from their 2000 levels.

Results of Operations

Year ended September 30, 2000 compared to year ended September 30, 1999

     Losses for 2000 were $278,804, which is $518,313 less than the losses for the fiscal year ended September 30, 1999. This decrease is due to lower R&D costs.

     Research and development expenses have decreased by nearly 707% to $74,990. Our expenses consist of legal and professional fees for preparation of patent applications and laboratory service & supply expenses.

     General and administrative expenses in 2000 were $205,182 compared to $270,153 for the same period last year. The decrease was due to decreased professional fees.

Liquidity and Capital Resources

     Since inception, we have financed operations principally from the sale of Common Stock and expect to continue this practice to fund our ongoing activities.

     We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

     We expect to continue to spend capital on:

     1.  research and development programs;

     2.  preclinical studies and clinical trials;

     3.  regulatory processes; and

     4. establishment of our own pilot scale manufacturing and marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us.

     The amount of capital we may need will depend on many factors, including:

     1. the progress, timing and scope of our research and development programs;

     2. the progress, timing and scope of our preclinical studies and clinical trials;

     3. the time and cost necessary to obtain regulatory approvals;

     4. the time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

     5. the time and cost necessary to respond to technological and market developments; and

     6. new collaborative, licensing and other commercial relationships that we may establish.

     The inability to raise capital would have a material adverse effect on the Company.

     We currently have no capital commitments other than the payment of rent on our facilities lease.

Impact of Year 2000

     Year 2000 ("Y2K") exposure was the result of some computer programs using two instead of four digits to represent the year. Computer programs may have erroneously interpreted dates beyond the year 1999 causing system failures or other computer errors, possibly leading to disruptions in operations.

     In response to this potentiality, we developed and implemented a program to eliminate Y2K exposures. Computer systems and applications were reviewed for Y2K compliance, remedied as necessary and tested. Third-party relationships were reviewed and monitored for Y2K compliance. We developed a contingency plan to stockpile materials from any vendors that did not meet Y2K compliance by year-end; however, we were sufficiently confident in our preparation, and in our vendors', that we did not implement our contingency plan. We have not experienced any system failures, errors or disruptions in our operations due to Y2K and we do not expect any in the future.

Certain Factors that may Affect Future Results

     AlphaRx is a development stage company. Certain of the information contained in this document constitutes "forward-looking statements", including but not limited to those with respect to the future revenues, our development strategy, involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks and uncertainties associated with a drug delivery company which has not commercialized our first product, including a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation, as well as those factors disclosed in our documents filed from time to time with the United States Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of March 7, 2000, the name, age, and position of each of our executive officers and directors:

  NAME                              AGE      POSITION
  ----                              ---      --------
  Michael M.  Lee                   37       Chairman of the Board,
                                             President & Director

  Sai Ming Wong, MD                 59       Executive Vice President & Director

  Tin Pui Lo                        56       Chief Financial Officer

  Joseph Schwarz, Ph.D              46       Chief Scientist & Director

  Michael Weisspapir, MD, Ph.D      43       Chief Medical Officer

  Sandro Persia                     31       Secretary/Treasurer and Director


     Michael M. Lee, Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. In 1984, he co-founded Logic Tech Corp. in Toronto, Canada where he co-developed LogicDent Dental Practice Management Software and served as Logic Tech Corp's Executive Vice President and Director until 1991. From 1992 to 1995, Mr. Lee was a Vice President, Pacific Region of GeoFin Partners LLC, a US merchant banking company engaged in project finance and funds management. From 1995 to 1996, Mr. Lee served as banking consultant for 2 international commercial banks based in Asia. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario.

     Sai Ming Wong, M.D., Dr. Wong practiced medical research in China from 1965 to 1980. Dr Wong was the chief surgeon of the medical unit that provided medical and research services for the first China atomic testing. Dr. Wong served as the Director of Product Development at the China Academy of Medical Sciences from 1970 to 1980, where he was the leader of a research team which specialized in the development of drug formulations. From 1980 - 1992, Dr. Wong served as General Manager of China National Light Industries Corp., a China state owned company based in Hong Kong, where Dr. Wong was responsible for the daily operation of the company. Dr. Wong earned his degree in Medicine from the Beijing Capital University of Medical Sciences.

     Tin Pui Lo, Mr. Lo is the Chief Financial Officer of the Company. Mr. Lo has extensive experience in financial resources management. He worked as an executive officer in various departments in the Hong Kong Government from 1971 to 1994. His main tasks included preparation of departmental budgets and control of expenditure of the department as well as of individual building projects. Mr. Lo was a graduate of the Queen's College.

     Joseph Schwarz, Ph.D. Dr. Schwarz is the chief scientist of the Company. Dr. Schwarz has extensive experience in the research and development of controlled release drug delivery systems, his areas of expertise cover
controlled   delivery   of  drugs,   targeted   drug   delivery,   biodegradable
nanoparticles and nanocapsules, colloidal and microcorpusculate drug delivery systems, submicron emulsions (SME), transdermal delivery (topical and systemic), transdermal patches preformulation and technology development. Dr. Schwarz was the recipient of the Young Scientist Award in 1977 and 1978 and the Institute Award in 1979, both from the Academy of Science, Moscow and the Institute award in 1986 from the Biotechnology Institute of Moscow. Dr. Schwarz has published more than 40 articles in various scientific journals and has written over 20 patents and patent applications. Dr. Schwarz was the senior scientist at Pharmos Corp., a publicly traded U.S. Pharmaceuticals, prior to joining the Company.

     Michael Weisspapir, M.D., Ph.D. Dr. Weisspapir has 19 years of successful experience in experimental medicine and extensive experience in interdisciplinary research and development in experimental pharmacology, immunopharmacology, toxicology and neuroscience. Dr. Weisspapir was a professor at the Faculty of Medicine at Chelyabinsk State Medical Institute where he taught courses in pharmacology, toxicology and clinical chemistry. Prior to joining the Company, Dr. Weisspapir held a variety of research positions at the University of Tel Aviv and Rabin Medical Center, Israel and the University Health Network, University of Toronto, Canada. Dr. Weisspapir received a Ph.D. in Pharmacology, Internship in Pediatrics and degree in Medicine from the Chelyabinsk State Medical Institute in Russia.

     Sandro Persia, Mr. Persia joined Logic Tech Corp. in 1989 as Marketing Manager and promoted to Vice President in 1996. Mr. Persia has extensive business experience in high tech marketing and sales. Mr. Persia holds a diploma in business administration from the Seneca College.

     All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No  director,   officer,   significant  employee  or  consultant  has  been
permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No director, officer, significant employee or consultant has been convicted of violating a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation has been paid to any officer prior to September 30, 2000.

Employment Agreements

     The Company has entered into an employment agreement with Michael M. Lee on July 1, 2000, pursuant to which Mr. Lee is employed as President. The agreement provides that Mr. Lee will devote all of his business time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, and $36,000 for the period ending June 30, 2003. In addition. Pursuant to the employment agreement, Mr. Lee was granted a ten-year option to purchase 2,000,000 shares of Common Stock at an exercise price equal to $1.00 per share, immediately exercisable from the date of the grant, and expiring ten years thereafter.

     The Company has entered into an employment agreement with Dr. Joseph Schwarz, pursuant to which Dr. Schwarz is employed full-time as Chief Scientist for a term of three years commencing on July 1, 2000. Pursuant to the employment agreement, effective as of July 1, 2000, Dr. Schwarz will devote his full time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, and $96,000 for the period ending June 30, 2003. Dr. Schwarz was granted ten-year options to purchase an aggregate 1,250,000 shares of Common Stock at an exercise price equal to $1.00 per share.

     The Company has entered into an employment agreement with Dr. Michael Weisspapir, pursuant to which Dr. Weisspapir is employed full-time as Senior Scientist for a term of three years ending in June 30, 2003. Pursuant to the employment agreement, Dr. Weisspapir will devote his full time to the Company in consideration of an annual salary of $12,000 for the period ending December 31, 2000, $72,000 for the period ended June 30, 2003. Dr. Weisspapir was granted ten-year options to purchase an aggregate 1,000,000 shares of Common Stock at an exercise price equal to $1.00 per share.

     The Company  has entered  into an  employment  agreement  with Dr. Sai Ming
Wong, pursuant to which Dr. Wong is employed full-time as Executive Vice-President for a term of three years ending in June 30, 2003. Pursuant to the employment agreement, Dr. Wong will devote his full time to the Company in consideration of an annual salary of $12,000 for the period ending December 31, 2000, $36,000 for the period ended June 30, 2003. Dr. Wong was granted ten-year options to purchase an aggregate 1,500,000 shares of Common Stock at an exercise price equal to $1.00 per share.

     The following table sets forth the individual grants of stock options made during the fiscal year ended September 30, 2000 to each of the named executive officers.

------------------------------------------------------- ------------------------
Name                Options        % of Total Granted   Excrise    Expiratiopn
                    Granted # (1)  to Employees in      Price (3)  Date
                                   Fiscal Year (2)
------------------------------------------------------- ------------------------
Michael M. Lee      2,000,000      34.78%               $1.00      June 30, 2010
------------------------------------------------------- ------------------------
Joseph Schwarz      1,250,000      21.74%               $1.00      June 30, 2010
------------------------------------------------------- ------------------------
Michael Weisspapir  1,000,000      17.39%               $1.00      June 30, 2010
------------------------------------------------------- ------------------------
Sai Ming Wong       1,500,000      26.09%               $1.00      June 30, 2010
------------------------------------------------------- ------------------------

(1) The options reflected in this table were all granted under the Company's 2000 Stock Option Plan (the "Plan"). The date of grant is 10 years prior to the expiration date listed.

(2) Based on an aggregate of 5,750,000 options granted to employees of the Company in fiscal 1999.

(3) Exercise price is the fair market value on the date of grant as determined in accordance with the Plan.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 1999 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $1.20 per share on September 30, 2000. No options were exercised by the named executive officers during fiscal 1999.

------------------------------------------------------------ -------------------
Name                 Number of Exercisable         Value of Unexercised
                     Options at Fiscal             In-The-Money Options
                     Year-End (#)                  at Fiscal Year-End(#)
                     Exercisable/Unexercisable     Exercisable/Unexercisable
--------------------------------------------------------------------------------
Michael M. Lee       500,000/1,500,000             $100,000/$300,000
--------------------------------------------------------------------------------
Joseph Schwarz       312,500/937,500               $62,500/$187,500
--------------------------------------------------------------------------------
Michael Weisspapir   250,000/750,000               $50,000/$150,000
--------------------------------------------------------------------------------
Sai Ming Wong        375,000/1,125,000             $75,000/$225,000
--------------------------------------------------------------------------------

Item 11. Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company's Common Stock. The total number of shares authorized is 100,000,000 shares of Common Stock, each of which has a par value of $0.001. 49,388,330 shares of Common Stock have been issued and are outstanding.

     NAME AND ADDRESS          AMOUNT AND NATURE OF       PERCENT OF
     OF OWNER                  BENEFICIAL OWNER           CLASS
     ------------------------------------------------------------------
     Michael Lee(1) (2) (3)    33,760,000 shares             68%
     Anna May Lee(1) (2)       4,000,000 shares               8%
     Sai Ming Wong (3)(4)      1,000,000 shares               2%
     Sandro Persia(3)          100,000 shares               0.2%
     Tin Pui Lo(3)             2,000 shares               0.004%


(1)  Related by blood or marriage

(2) The address of Michael Lee and Anna May Lee is c/o AlphaRx, Inc., 75 East Beaver Creek, Unit 10, Richmond Hill, Ontario, Canada, L4B-1B8

(3)  Directors and/or Officers

(4) The address of Sai Ming Wong is 7805 Bayview Avenue, Apartment 510, Thornhill, Ontario, Canada L3T 7N1

Item 12. Certain Relationships And Related Transactions

         In October 15, 1999, the Company issued an aggregate of 315,333 shares of Common Stock to existing shareholders for a total purchase price of $31,533. The proceeds were used for working capital.

     In December 31, 1999, the Company issued an aggregate of 170,000 shares of Common Stock for a total purchase price of $85,000. The proceeds were used for working capital.

     In June 30, 2000, the Company issued an aggregate of 196,000 shares of Common Stock for a total purchase price of $196,000. The proceeds were used for working capital.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) EXHIBITS

     The exhibits to this Report are listed on the Exhibit Index on pages xx-xx below. A copy of any of the exhibits listed or referred to below will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to AlphaRx, Inc., 10-75 East Beaver Creek, Richmond Hill, Ontario, Canada L4B 1B8: Shareholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A. 2000 Stock Option Plan.


(b) REPORTS ON FORM 8-K

     We did not file any Current Reports on Form 8-K during the year ended September 30, 2000.


                                INDEX TO EXHIBITS

Exhibit Item No.    Item and Description

3.1                 Copy of Registrant's Articles of Incorporation (1)

3.1(a) Copy of Registrant's Certificate of Amendment to Certificate of Incorporation

3.2                 Copy of Registrant's By-Laws (1)

10.1                Copy of Stock Option Plan

10.2                Copy of Employment  Agreement between Registrant and Michael
                    Lee

10.3                Copy of  Employment  Agreement  between  Registrant  and Dr.
                    Joseph Schwarz

10.4                Copy of  Employment  Agreement  between  Registrant  and Dr.
                    Michael Weisspapir

10.5                Copy of Employment  Agreement between registrant and Dr. Sai
                    Ming Wong


(1) Filed as an exhibit with the identical exhibit no. to the company's Registration Statement on Form 10-SB, No. 000-30813 and incorporated herein by reference.

                                  ALPHARX, INC.


               FINANCIAL STATEMENTS AND ACCOUNTANT'S AUDIT REPORT

                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999



                                TABLE OF CONTENTS


FINANCIAL STATEMENTS                                                      PAGE
--------------------

INDEPENDENT AUDITOR'S REPORT                                              F-1
BALANCE SHEET                                                             F-2
LIABILITY AND SHAREHOLDERS' EQUITY                                        F-3
STATEMENT OF OPERATIONS                                                   F-4
STATEMENT OF SHAREHOLDERS' EQUITY                                         F-5
STATEMENT OF RETAINED DEFICITS                                            F-6
STATEMENT OF CASH FLOWS                                                   F-7
NOTES TO FINANCIAL STATEMENTS                                             F-8-11

SUPPLEMENTARY INFORMATION

AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                             F-12
SETLLING, GENERAL AND ADMINISTRATIVE EXPENSES                             F-13

                          Independent Auditor's Report


Board of Directors
ALPHARX Inc.
Markham, Ontario, Canada


     We have audited the accompanying balance sheet of AlphaRx, Inc. as of September 30, 2000 and September 30, 1999, and the related income statements, retained deficits, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALPHARX Inc. at September 30, 2000 and September 30, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Philip K. Yeung, C.P.A.


November 27, 2000

                                  ALPHARX, INC.

                                  BALANCE SHEET

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                     ASSETS


                                                                  SEPTEMBER,
                                                             -------------------

                                                               2000       1999
                                                             --------   --------
CURRENT ASSETS                                               $ 13,943      1,562

PROPERTY, PLANT & EQUIPMENT, at cost
    Less accumulated depreciation of $11,060 (note 3)          63,431      3,235

OTHER ASSETS
    Investment (note 4)                                        46,408     46,408
                                                             --------   --------

TOTAL ASSETS                                                 $123,782     51,205
                                                             ========   ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY FOR THE
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

CURRENT LIABILITIES                                         SEPTEMBER 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------

Accounts payable and accrued liabilities            $    28,840          19,026
Loan From Shareholders                                    2,365
                                                    -----------

SHAREHOLDERS' EQUITY

Common Stock,common, $0.0001par value
Authorized100,000,000 shares, issues and
Outstanding 49,388,330 shares (note 5)              $     4,939           4,228
Additional paid-in capital                            1,374,291       1,035,800
Deficit                                              (1,286,653)     (1,007,849)

TOTAL SHAREHOLDERS'EQUITY                                92,577          32,179
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        123,782          51,205
                                                    ===========     ===========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

SALES                                                  $       0              0

SELLING, GENERAL & ADMINISTRATION EXPENSES               280,172        800,842
                                                       ---------      ---------

         LOSS FROMOPERATION                             (280,172)      (800,842)

OTHER INCOME

         Interest Income                               $     456      $     915
         Miscellaneous Income                                912
                                                       ---------
         Gain on sale of investment                                       2,810
                                                                      ---------

                                                           1,368          3,725

         LOSS BEFORE INCOME TAXES                       (278,804)     $ 797,117)

INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(278,804)     $(797,117)
                                                       =========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED SEPTEMBER 30, 2000


                   COMMON STOCK                                         Total
                                            Additional    Retained      Share-
                     Number of               Paid-in      Earnings     holders'
                      Shares      Amount     Capital     (Deficits)     Equity
                     ---------   -------   -----------   ----------    -------

Balance at           4,082,500   $ 4,083   $  310,945     (213,732)  $  104,296
September30, 1998

Prior Period                                                 3,000
Adjustment (note
6)

Issuance of Stock      145,000       145      724,855                   725,000
Common (note5)

Net income for                                            (797,117)    (797,117)
The year Ending
September 30, 1999

Balance at           4,227,550   $ 4,228   $1,035,800  $(1,007,849)    $ 32,179
September 30, 1999

Issuances of           711,333       711      338,491                   339,202
stock - Common
(note 7)

Stock Split (note   44,449,497
5)

Net loss for The                                          (278,804)    (278,804)
year ending
September 30, 2000

                    49,388,330     4,939    1,374,291   (1,286,653)      92,557
                    ==========    ======    =========   ==========    =========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                         STATEMENT OF RETAINED DEFICITS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



RETAINED DEFICITS                                  SEPTEMBER 30,
                                                   -------------

                                       2000                            1999
                                       ----                            ----

As previously reported                                             $  (213,732)

Adjustment for overstatement of
Research & Development expense
(note 6)                                                                 3,000
                                                                         -----

Beginning balance,October1,1999     $(1,007,849)    Oct 1,1998     $  (210,732)

Netloss for theperiod                  (278,804)                      (797,117)
                                    -----------                       --------

Ending balance,
September 30, 2000                  $(1,286,653)   Sept 30,1999    $(1,007,849)
                                    ===========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                            STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED SEPTEMBER 30, 2000


                                                              SEPTEMBER 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
CASH FLOWSFROMOPERATING ACTIVITIES
Net Loss                                                $(278,804)    $(797,117)
Depreciation Amount                                         4,533         4,006
Prior Period Adjustment (note 6)                                          3,000

Adjustment to reconsile net income to net cash
   Cash provided by operating activities:
      Changes in assets and liaibilies:
      Increasein Accounts Payable
      Increase in loan from shareholder                     9,814        12,297
      Decrease in Sales Tax Receivable                      2,365         1,621
                                                        ---------     ---------

NET CASH USED BY OPERATION ACTIVITIES                   $(262,092)    $(776,133)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Equipment                            (64,729)
      Purchase of investment                                            (46,408)

CASH FLOWS FROM FINANCING ACTIVITES
      Proceeds from Issuance of Stock                         711           145
      Increase in Additional Paid-In Capital              338,491       724,855
                                                        ---------

      Repayment of shareholders'loan                                    (29,407)
                                                                      ---------

      NET CASH PROVIDED BY FINANCING                    $ 339,202     $ 695,593
                                                        ---------     ---------
      ACTIVITIES

NET INCREASE IN CASH                                       12,381

NET DECREASE IN CASH                                                   (126,948)

CASH AS OF SEPTEMBER 30, 1999                               1,562       128,510
                                                        ---------     ---------

CASH AS OF SEPTEMBER 30, 1999                           $  13,943     $   1,562
                                                        =========     =========

SUPPLEMENTARY DISCLOSURE

The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

NOTE 1. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of September 30, 2000. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ALPHARX, INC. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalent

For purpose of these statements, cash equivalent included cash on hand, cash in bank, and all short-term debt securities purchased with a maturity period of three months or less.

Depreciation

The company's property, plant, and equipment are depreciated using the Modified Accelerated Cost Recovery System Method, with recovery period of 3 years.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Modified Accelerated Cost Recovery System Method for financial reporting as well as income tax reporting purposes at rates based on the following estimated useful lives:

                 Funiture and Fixtures                7 years
                 Machinery and Equipment              3 years
                 Automobile                           5 years

The company capitalizes expenditures that materially increase assets' lives and expense ordinary repairs and maintenance to operating as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income and related earnings.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999


Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued.)

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $74,990 R&D expense had been spent during the twelve month ended September 30, 2000.

NOTE 3. PROPERTY, PLANT & EQUIPMENT
                                                                       Life Year
Furniture & Fixtures                                   $  1,656            7
Machinery & Equipment                                    40,767            3
Automobile                                               22,067            5
                                                       --------
                                                         74,490
Less accumulated depreciation                           (11,060)
                                                       --------
                                                       $ 63,430
                                                       ========
NOTE 4. INVESTMENTS

The Company had acquired common stocks of a foreign company located in Hong Kong. The total amounted invested is $46,408. The securities invested are not publicly traded.

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2000, 49,388,330 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

On July 20, 2000 the Company's board of directors declared a ten-for-one stock split, effected in the form of a stock dividend, on the shares of the Company's common stock. Each shareholder of record on July 20, 2000, received 9 additional share of common stock for each share of common stock then held. The stock was issued on August 11, 2000. The Company amended the current par value of $.001 per share to $.0001for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been restated to reflect the effect of the stock split for all periods presented.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 8 million shares. As of September 30, 2000, the maximum number of shares available for future grants under the Plan is 5,750,000 shares. Under the Plan, the option exercise price and its fair market value are determined to be $US1.00. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                       NUMBER OF      EXERCISE
                                                         SHARES         PRICE
                                                       ---------      ---------
Outstanding at June 20, 200 (plan adoption)            5,750,000          $1.0
         Granted                                       1,400,000          $1.0
         Exercised                                             0          $1.0
         Cancelled                                             0          $1.0
                                                       ---------       -------
Outstanding at September30, 2000                       5,750,000          $1.0
                                                       =========       =======
Options exercisable at September30,2000                1,400,000          $1.0
                                                       =========       =======

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.


See independent auditor's report

            Independent Auditor's Report on Supplementary Information


Board of Directors
ALPHARX, Inc.
Markham, Ontario, Canada

     We have audited the accompanying financial statements of AlphaRx, Inc. as of and for the years ended September 30, 2000 and September 30, 1999, and have issue our report thereon dated November 27, 2000. Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.




/s/ Philip K. Yeung, C.P.A.



November 27, 2000

                                  ALPHARX, INC.

            SCHEDULE OF SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
Automobile                                           $  7,344              4,988
Bank charge                                               501                499
Contract Labbor                                         7,675
Delivery & postage                                      3,093              1,030
Depreciation                                            4,533              4,066
Dues & subscriptions                                      630                 27
Insurance                                               4,065                423
Interest expenses                                         693                169
License                                                 1,998                483
Meals & entertainment                                   1,324                850
Miscellaneous                                             368
Office expense                                          8,944              7,898
Professional fees                                     126,470            215,121
Research & Development                                 74,990            530,688
Rent Expense                                           11,016
Security                                                  394
Supplies                                                3,268
Telephone                                               5,573             15,001
Travel                                                 15,664             14,248
Utility                                                 1,629
Filing fees                                                                5,000
Medical expenses                                                             396

                                                     $280,271           $800,841
                                                     ========           ========


See independent auditor's report
The accompanying notes are an integral part of this statement

                              AMENDED AND RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                                  ALPHARX, INC.



     The undersigned, the President of AlphaRx, Inc., a Delaware corporation (the "Corporation"), does hereby execute the following Amended and Restated Certificate of Incorporation pursuant to Sections 242(b) and 245 of the Delaware General Corporation Law:

     1.   The name of the Corporation is AlphaRx, Inc.

     2. The Corporation was originally incorporated under the name of "Logic Tech International Inc." and the original Certificate of Incorporation of the Corporation was filed in the Office of the Secretary of State of Delaware on August 8, 1997.

     3. The Certificate of Incorporation of the Corporation is hereby amended and restated to read in its entirety as follows:

               "FIRST. The name of the corporation is AlphaRx, Inc.

               SECOND. The registered office of the corporation in the State of Delaware is to be located at 1013 Centre Road, in the City of Wilmington, County of New Castle, 19805, and its registered agent at such address is CORPORATE AGENTS, INC.

               THIRD. The purpose or purposes of the corporation shall be: To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

               FOURTH.   The  total   number  of  shares  of  stock  which  this
corporation is authorized to issue is one hundred million (100,000,000) shares with a par value of one hundredth of one cent ($.0001) per share.

               FIFTH. The name and mailing address of the incorporator is as follows:

                       Kathleen Crowley
                       Corporate Agents, Inc.
                       1013 Centre Road
                       Wilmington, DE 19605

               SIXTH. The Board of Directors shall have the power to adopt, amend or repeal the by-laws."

     4. The four million nine hundred and eight thousand eight hundred and thirty-three (4,908,833) shares of common stock, $.001 par value, of the Corporation presently issued and outstanding are hereby converted and changed into an aggregate of forty-nine million eighty- eight thousand three hundred and thirty (49,088,330) issued and outstanding shares of the new class of common stock, $.0001 par value, of the Corporation at the rate of 10 new shares of $.0001 par value for each outstanding share of $.001 par value.

     5. The foregoing amendment to the Certificate of Incorporation of the Corporation was adopted by vote of the Board of Directors and the written consent of the holders of a majority of the outstanding capital stock of the Corporation in accordance with Sect ions 228, 242 and 245 of the Delaware General Corporation Law. Prompt notice thereof has been given to those stockholders who have not so consented in writing, in accordance with Section 228 of the Delaware General Corporation Law.

               IN WITNESS WHEREOF, I have hereunto set my hand this 20th day of July, 2000.

                                                         /s/ Michael M. Lee
                                                         ------------------
                                                         Michael M. Lee
                                                         President

Attest: /s/ Sandro Persia
        -----------------
            Sandro Persia
            Secretary

                                  ALPHARX, INC.
                             2000 STOCK OPTION PLAN

1.   Purposes.

     The ALPHARX, INC. 2000 STOCK OPTION PLAN (the "Plan") is intended to provide the employees , directors, independent contractors and consultants of AlphaRx, Inc. (the "Company") with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. By thus encouraging employees, directors, independent contractors and consultants and promoting their continued association with the Company, the Plan may be expected to benefit the Company and its Shareholders.
The Plan allows the Company to grant Incentive Stock options ("ISOs") (as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended [the "Code"]), Non-Qualified Stock Options ("NQSOs") not intended to qualify under
Section 422(b) of the Code, Stock Appreciation Rights ("SARs") and Stock Depreciation Rights ("SDRs") (collectively the "Options").

2.   Shares Subject to the Plan.

     The total number of shares of Common Stock of the Company, $.001 par value per share (the "Common Stock"), that may be subject to Options granted under the Plan shall be 800,000 in the aggregate, subject to adjustment as provided in Paragraph 8 of the Plan; however, the grant of any NQSO to an employee together with a tandem SAR or SDR shall only require one share of Common Stock available subject to the Plan to satisfy such joint Option. The Company shall at all times while the Plan is in force reserve such number of shares of Common Stock as will be sufficient to satisfy the requirement of outstanding Options granted under the Plan. In the event any Option granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the unpurchased shares subject thereto shall again be available for granting of Options under the Plan.

3.   Eligibility.

     ISO's may be granted from time to time under the Plan to one or more employees of the Company or of a "subsidiary" or "parent" of the Company, as the quoted terms are defined within Section 424 of the Code. An Officer is an employee for the above purposes. Options, other than ISO's, may be granted from time to time under the Plan to one or more employees of the Company, Officers, members of the Board of Directors, independent contractors, consultants and other individuals who are not employees of, but are involved in the continuing development and success of the Company and/or of a subsidiary of the Company, including persons who have previously been granted Options under the Plan.

4.   Administration of the Plan.

     (a) The Plan shall be administered by the Board of Directors of the Company as such Board of Directors may be composed from time to time or by a Stock Option Committee (the "Committee") comprised of at least two disinterested persons (the term "disinterested" having the meaning ascribed to it by Rule 16b-3 of the Securities Exchange Act of 1934 [the "1934 Act"]) appointed by such Board of Directors of the Company. As and to the extent authorized by the Board of Directors of the Company, the Committee may exercise the power and authority vested in the Board of Directors under the Plan. Within the limits of the express provisions of the Plan, the Board of Directors or Committee shall have the authority, in its discretion, to determine the individuals to whom, and the time or times at which, options shall be granted, the character of such Options (whether ISO, NQSO and/or SAR or SDR in tandem with a NQSO) and the number of shares of Common Stock to be subject to each option, and to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, to determine the terms and provisions of Option agreements that may be entered into in connection with Options (which need not be identical), subject to the limitation that agreements granting ISOs must be consistent with requirements for the ISOs being qualified as "incentive stock options" as provided in Section 422 of the Code, and to make all other determinations and take all other actions necessary or advisable for the administration of the Plan. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such individuals, their present and potential contributions to the Company's success, and such other factors as the Board of Directors, in its discretion, shall deem relevant. The Board of Directors' determinations on the matters referred to in this paragraph shall be conclusive.

     (b) Notwithstanding anything contained herein to the contrary, the Committee shall have the exclusive right to grant Options to persons subject to
Section 16 of the 1934 Act and set forth the terms and conditions thereof. With respect to persons subject to Section 16 of the 1934 Act, transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 for its successors under the 1934 Act. To the extent any provision of the Plan or action by the Board of Directors or Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Board of Directors.

5.   Terms of Options.

     Within the limits of the express provisions of the Plan, the Board or the Committee may grant either ISOs or NQSOs or SARs and/or SDRs in tandem with NQSOs. An ISO or an NQSO enables the optionee to purchase from the Company, at any time during a specified exercise period, a specified number of shares of Common Stock at a specified price (the "Option Price"). The optionee, if granted a SAR in tandem with a NQSO, may receive from the Company, in lieu of exercising his option to purchase shares pursuant to his NQSO, at one of the certain specified times during the exercise period of the NQSO as set by the Board or the Committee, the excess of the fair market value upon such exercise (as determined in accordance with subparagraph (b) of this Paragraph 5) of one share of Common Stock over the Option Price per share specified upon grant of the NQSO/SAR multiplied by the number of shares of Common Stock covered by the SAR so exercised. The optionee, if qranted a SDR in tandem with a NQSO, may receive from the Company at such date after the optionee's exercise of the NQSO with which the SDR is in tandem and the SDR itself, which date shall be determined by the Board or the Committee in its sole discretion, the excess of the fair market value of one share of Common Stock upon the optionee's exercise of the NQSO with which the SDR is in tandem over the greater of the (i) fair market value on the date six months and one day after the exercise of such NQSO and (ii) the option price paid on the exercise thereof, multiplied by the number of shares of Common Stock covered by the NQSO/SDR so exercised. The character and terms of each Option granted under the Plan shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

     (a) An Option granted under the Plan must be granted within 10 years from the date the Plan is adopted, or the date the Plan is approved by the Shareholders of the Company, whichever is earlier.

     (b) The Option Price of the shares of Common Stock subject to each ISO shall not be less than the fair market value of such shares of Common Stock at the time such ISO is granted. Such fair market value shall be determined by the Board of Directors and, if the shares of Common Stock are listed on a national securities exchange or traded on the over-the-counter market, the fair market value shall be the closing price on such exchange, or the mean of the closing bid and asked prices of the shares of Common Stock on the over-the-counter market, as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ), the National Association of Securities Dealers OTC Bulletin Board or the National Quotation Bureau, Inc., as the case may be, on the day on which the Option is granted or, if there is no closing price or bid or asked price on that day, the closing price or mean of the closing bid and asked prices on the most recent day preceding the day on which the Option is granted for which such prices are available. If an ISO is granted to any individual who, immediately before the ISO is to be granted, owns (directly or through attribution) more than 10% of the total combined voting power of all classes of capital stock of the Company or a subsidiary or parent of the Company, the Option Price of the shares of Common Stock subject to such ISO shall not be less than 110% of the fair market value per share of the shares of Common Stock at the time such ISO is granted.

     (c) The Option Price of the shares of Common Stock subject to an NQSO or a SAR or SDR in tandem with a NQSO granted pursuant to the Plan shall be determined by the Board of Directors or the Committee, in its sole discretion.

     (d) In no event shall any Option granted under the Plan have an expiration date later than 10 years from the date of its grant, and all Options granted under the Plan shall be subject to earlier termination as expressly provided in Paragraph 6 hereof. If an ISO is granted to any individual who, immediately before the ISO is granted, owns (directly or through attribution) more that 10% of the total combined voting power of all classes of capital stock of the Company or of a subsidiary or parent of the Company, such ISO shall by its terms expire and shall not be exercisable after the expiration of five
(5) years from the date of its grant.

     (e) An SAR may be exercised at any time after six months of the date of the grant thereof during the exercise period of the NQSO with which it is granted in tandem and prior to the exercise of such NQSO, but only within the specified 10 business day period referred to in subsection (e)(3) of Rule 16b-3 of the 1934 Act (generally, the 10 business days immediately following the publication of the Company's quarterly financial information). The exercise of an SAR granted in tandem with an NQSO shall be deemed to cancel such number of shares subject to the unexercised Option as were subject to the exercised SAR. An SDR may be exercised at any time prior to the expiration date of the NQSO granted in tandem with the SDR and after 6 months from the exercise of the NQSO granted in tandem with the SDR. The Board or the Committee has discretion to determine and impose conditions on SDRs such as setting the time of payment at the date six months and one day following the date of exercise, the date of the sale of the Common Stock received upon the exercise of the NQSO which was granted in tandem with the SDR, or some other date (but not later than the expiration date of the option), and reducing the amount of the distribution to take into account appreciation in the fair market value of the aforementioned Common Stock prior to the payment of the distribution. The Board or the Committee also has the discretion to alter the terms of the SDRs if necessary to comply with Federal or state securities law. Amounts to be paid by the Company in connection with an SAR or SDR may, in the Board's or the Committee's discretion, be made in cash, Common Stock or a combination thereof. An NQSO granted in tandem with an SAR or SDR may not be exercised within six months of the grant thereof.

     (f) Unless otherwise provided in any Option agreement under the Plan, an Option granted under the Plan shall become exercisable, in whole at any time or in part from time to time, but in no case may an Option (i) be exercised as to less than one hundred (100) shares of Common Stock at any one time, or the remaining shares of Common Stock covered by the Option if less than one hundred
(100), and (ii) become fully exercisable more than five years from the date of its grant nor shall less than 20% of the Option become exercisable in any of the first five years of the Option.

     (g) An Option granted under the Plan shall be exercised by the delivery by the holder thereof to the Company at its principal office (to the attention of the Secretary) of written notice of the number of full shares of Common Stock with respect to which the Option is being exercised, accompanied by payment in full, in cash or by certified check payable to the order of the Company, of the Option Price of such shares of Common Stock, or, at the discretion of the Committee or the Board, by the delivery of shares of Common Stock having a fair market value equal to the Option Price (provided, in order to qualify as an ISO, more than one year shall have passed since the date of grant and one year from the date of exercise), or at the option of the Committee or the Board, by a combination of cash and such shares (subject to the restriction above) held by the employee that have a fair market value together with such cash that shall equal the Option Price, and, in the case of a NQSO, at the discretion of the Committee or Board by having the Company withhold from the shares of Common Stock to be issued upon exercise of the Option that number of shares having a fair market value equal to the exercise price and/or the tax withholding amount due, otherwise provide for withholding as set forth in Paragraph 9(c) hereof, or in the event an employee is granted a NQSO in tandem with an SAR and/or SDR and desires to exercise such SAR or SDR, such written notice shall so state such intention.

     (h) The holder of an Option shall have none of the rights of a Shareholder with respect to the shares of Common Stock covered by such holder's Option until such shares of Common Stock shall be issued to such holder upon the exercise of the Option.

     (i) An ISO granted under the Plan and any NQSO granted under the Plan with an exercise price below the fair market value at the date of grant or other NQSO which the Board or Committee so designates at the time of grant shall not be transferable otherwise than by will or the laws of descent and distribution, and any ISO granted under the Plan may be exercised during the lifetime of the holder thereof only by the holder. No Option granted under the Plan shall be subject to execution, attachment or other process.

     (j) The aggregate fair market value, determined as of the time any ISO is granted and in the manner provided for by subparagraph (b) of this Paragraph 5, of the shares of Common Stock with respect to which ISOs granted under the Plan are exercisable for the first time during any calendar year and under incentive stock options qualifying as such in accordance with Section 422 of the Code granted under any other Incentive Stock Option plan maintained by the Company or its parent or subsidiary corporations, shall not exceed $100,000. Any grant of Options in excess of such amount shall be deemed a grant of a NQSO.

6.   Death or Termination of Employment.

     (a) If the employment of a holder of an ISO under the Plan shall be terminated voluntarily by the employee or for cause, such holder's ISO shall expire thirty (30) days after such termination. If such employment shall terminate for any reason other than death, voluntary termination by the employee or for cause, then such ISO may be exercised at any time within three (3) months after such termination, subject to the provisions of subparagraph (f) of this Paragraph 6. For the purposes of this subparagraph (a), the retirement of an individual either pursuant to a pension or retirement plan adopted by the Company or at the normal retirement date prescribed from time to time by the Company shall be deemed to be a termination of such individual's employment other than voluntarily by the employee or for cause.

     (b) If the holder of an ISO under the Plan dies (i) while employed by the Company or a subsidiary or parent corporation or (ii) within three (3) months after the termination of such holder's employment other than voluntarily by the employee or for cause, such ISO may, subject to the provisions of subparagraph
(f) of this Paragraph 6, be exercised by a legatee or legatees of such Option under such individual's last will or by such individual's personal representatives or distributees at any time within one year after the individual's death.

     (c) If the holder of an ISO under the Plan becomes disabled within the definition of section 22(e)(3) of the Code while employed by the Company or a subsidiary or parent corporation, such ISO may, subject to the provisions of subparagraph (f) of this Paragraph 6, be exercised at any time within one year after such holder's termination of employment due to the disability.

     (d) An ISO may not be exercised pursuant to this Paragraph 6 except to the extent that the holder was entitled to exercise the ISO at the time of termination of employment or death, and in any event may not be exercised after the original expiration date of the ISO.

7.   Leave of Absence.

     For the purposes of the Plan, an individual who is on military or sick leave or other bona fide leave of absence (such as temporary employment by the Government) shall be considered as remaining in the employ of the Company or of a subsidiary or parent corporation for ninety (90) days or such longer period as such individual's right to reemployment is guaranteed either by statute or by contract.

8.   Adjustment Upon Changes in Capitalization.

     (a) In the event that the outstanding shares of Common Stock are hereafter changed by reason of recapitalization, reclassification, stock split-up, combination or exchange of shares of Common Stock or the like, or by the issuance of dividends payable in shares of Common Stock, an appropriate adjustment shall be made by the Board of Directors, as determined by the Board of Directors, in the aggregate number of shares of Common Stock available under the Plan, in the number of shares of Common Stock issuable upon exercise of outstanding Options, and the Option Price per share. In the event of any consolidation or merger of the Company with or into another company, or the conveyance of all or substantially all of the assets of the Company to another company, each then outstanding Option shall upon exercise thereafter entitle the holder thereof to such number of shares of Common Stock or other securities or property to which a holder of shares of Common Stock of the Company would have been entitled to upon such consolidation, merger or conveyance; and in any such case appropriate adjustment, as determined by the Board of Directors of the Company (or successor entity) shall be made as set forth above with respect to any future changes in the capitalization of the Company or its successor entity. In the event of the proposed dissolution or liquidation of the Company, all outstanding Options under the Plan will automatically terminate, unless otherwise provided by the Board of Directors of the Company or any authorized committee thereof. Notwithstanding anything contained herein to the contrary, no adjustment in the aggregate number of shares of Common Stock available under the Plan (irrespective of any adjustments required in the number of shares of Common Stock issuable upon exercise of outstanding Options) or in the Option Price per share, provided the Option Price in any option agreement issued under the Plan is the initial public offering price of the Company's Common Stock, shall be required, except as otherwise provided in any Option Agreement evidencing the Options, in the event of a stock split or other re-capitalization of the Company, as described above, prior to the consummation of an initial public offering by the Company.

     (b) Any adjustment in the number of shares of Common Stock shall apply proportionately to only the unexercised portion of the Options granted hereunder. If fractions of shares of Common Stock would result from any such adjustment, the adjustment shall be revised to the next lower whole number of shares of Common Stock.

9.   Further Conditions of Exercise.

     (a) Unless the shares of Common Stock issuable upon the exercise of an Option under the Plan have been registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, prior to the exercise of the Option, the notice of exercise shall be accompanied by a representation or agreement of the individual exercising the Option to the Company to the effect that such shares of Common Stock are being acquired for investment and not with a view to the resale or distribution thereof or such other documentation as may be required by the Company, unless in the opinion of counsel to the Company such representation, agreement or documentation is not necessary to comply with said Act.

     (b) The Company shall not be obligated to deliver any shares of Common Stock until they have been listed on each securities exchange on which the shares of Common Stock may then be listed or until there has been qualification under or compliance with such state or federal laws, rules or regulations as the Company may deem applicable. The Company shall use reasonable efforts to obtain such listing, qualification and compliance.

     (c) The Board or Committee may make such provisions and take such steps as it may deem necessary or appropriate for the withholding of any taxes that the Company is required by any law or regulation of any governmental authority, whether federal, state or local, domestic or foreign, to withhold in connection with the exercise of any Option, including, but not limited to, (i) the withholding of payment of all or any portion of such Option and/or SAR and/or SDR until the holder reimburses the Company for the amount the Company is required to withhold with respect to such taxes, or (ii) the cancelling of any number of shares of Common Stock issuable upon exercise of such Option and/or SAR and/or SDR in an amount sufficient to reimburse the Company for the amount it is required to so withhold, (iii) the selling of any property contingently credited by the Company for the purpose of exercising such Option, in order to withhold or reimburse the Company for the amount it is required to so withhold, or (iv) withholding the amount due from such employee's wages if the employee is employed by the Company or any subsidiary thereof.

10.  Termination, Modification and Amendment.

     The Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earliest of the date of its adoption by the Board of Directors, or the date the Plan is approved by the Shareholders of the Company, or such date of termination, as hereinafter provided, and no Option shall be granted after termination of the Plan.

     The Plan may from time to time be terminated, modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon.

     The Board of Directors of the Company may at any time, prior to ten (10) years from the earlier of the date of the adoption of the Plan by such Board of Directors or the date the Plan is approved by the Shareholders, terminate the Plan or from time to time make such modifications or amendments of the Plan as it may deem advisable; provided, however, that the Board of Directors shall not, without approval by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, increase (except as provided by Paragraph 8) the maximum number of shares of Common Stock as to which Options may be granted under the Plan, materially change the standards of eligibility under the Plan or materially increase the benefits which may accrue to participants under the Plan. Any amendment to the Plan which, in the opinion of counsel to the Company, will be deemed to result in the adoption of a new Plan, will not be effective until approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon.

     No termination, modification or amendment of the Plan may adversely affect the rights under any outstanding Option without the consent of the individual to whom such Option shall have been previously granted.

11.  Effective Date of the Plan.

     The Plan shall become effective upon adoption by the Board of Directors of the Company. The Plan shall be subject to approval by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon within one year before or after adoption of the Plan by the Board of Directors.

12.  Not a Contract of Employment.

     Nothing contained in the Plan or in any option agreement executed pursuant hereto shall be deemed to confer upon any individual to whom an Option is or may be granted hereunder any right to remain in the employ of the Company or of a subsidiary or parent of the Company or in any way limit the right of the Company, or of any parent or subsidiary thereof, to terminate the employment of any employee.

13.  Other Compensation Plans.

     The adoption of the Plan shall not affect any other stock option plan, incentive plan or any other compensation plan in effect for the employees of the Company, nor shall the Plan preclude the Company from establishing any other form of stock option plan, incentive plan or any other compensation plan for employees of the Company.

                    EMPLOYMENT AGREEMENT WITH MICHAEL M. LEE

       EMPLOYMENT AGREEMENT ("Agreement") made and entered into as of the 1st day of July, 2000 by and between AlphaRx Inc., a Delaware corporation ("Company"), and Michael M. Lee ("Executive").

       WHEREAS, Company desires to employ Executive as its President and Executive desires to be employed by Company, upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth and the mutual benefits to be derived herefrom, and intending to be legally bound hereby, the Company and the Executive agree as follows:

1. Employment and Term. Company hereby employs Executive and Executive hereby accepts employment for a term commencing on July 1st, 2000 and continuing until June 30th, 2003, unless sooner terminated as provided for in this Agreement. Company and Executive have the option to renegotiate this Agreement beyond the three-year period. Executive hereby warrants and represents to Company that he is free to enter into this Agreement and is not a party to any agreement, written or otherwise, or bound by any restrictions, which limit or restrict him from entering into this Agreement or performing the services, duties and responsibilities called for hereunder.

2.     Duties.

2.1 Executive shall perform the duties of the President of the Company and such additional executive duties of Company and its affiliates as may be, from time to time, requested of him by the Company's Board of Directors or the Chairman and/or Chief Executive Officer of the Company. As President of the Company, the Executive shall report to the Chairman/CEO of the Company.

2.1.1 The duties as President of the Company shall include but not be limited to (i) having general and active management of the business of the Company (ii) seeing that all orders and resolutions of the Board are carried into effect, subject however, to the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the Company (iii) executing bonds, mortgages and other contracts requiring a seal, under the seal of the Company (iv) be Ex-Offico a member of all committees (v) have the general powers and duties of supervision and management usually vested in the office of President of a Company (vi) assist the Board of Directors, Chairman/CEO in formulating the business plan, goals and objectives for the Company's future growth.

2.2 Executive shall devote his full professional time and best efforts to the performance of his duties and responsibilities hereunder to advance the interests of the Company and shall not during the term of this Agreement (as defined in

       Section 1 hereof) be employed, involved or otherwise engaged in, either directly or indirectly, any other employment for gain, profit or other pecuniary advantage, without prior written consent of Company. At no time shall Executive engage in any activity that conflicts with the business of the Company or its affiliates. Nothing set forth in this section 2.2 shall be construed to prevent Executive from (i) acting as a member of Board of Trustees or a member of Board of Directors of any other corporation, or as a member of the Board of Trustees of any organization or entity which is not a competitor of the Company or (ii) devoting of such of Executive's time and attention to philanthropic, charitable, civic, community or other activities or endeavors as Executive shall reasonably determine but only to the extent that Executive's pursuance of any activities or endeavors does not materially and adversely effect the Executive's ability to perform and discharge Executive's duties and objectives to the Company hereunder.

2.3 Except for required travel on Company business or unless Company agrees otherwise, Executive shall perform his duties and responsibilities at the Company's principal executive offices located in the greater Toronto area. The Company shall furnish Executive with office space, secretarial assistance, a personal computer, a company car and such other facilities and services as shall be suitable to Executive's position and adequate for the performance of his duties hereunder.

3. Compensation. For all duties and responsibilities to be performed and/or assumed by Executive hereunder, Executive shall be entitled to receive an annual salary as set forth below ("Base Salary"). The Base Salary, less any sums required to be withheld by law, shall be payable in equal monthly installments or such other more frequent regular installments as the Company may, from time to time, determine. For purposes hereof, Base Salary shall be:

3.1 For the six-month period commencing with the date hereof, the Base Salary shall be $24,000 per year which shall be increased to $36,000 per year after the first six months of employment.

3.2 For each year thereafter, the Base Salary shall be increased by an amount determined by the Board of Directors but in no event less than (i) five percent (5%) after the first year, six percent (6%) after the second year and each year thereafter upon mutual agreement to extend the term. Each percentage increase for a particular year shall be based on the Base Salary for the immediately preceding year.

4. Fringe Benefits. Company shall pay for or provide Executive with the following benefits:

4.1 For the first year, Executive shall be entitled to three (3) weeks paid vacation to be used at the Executive's discretion. Thereafter, Executive shall be entitled to four (4) weeks paid vacation during each full year of this Agreement to be used at the Executives discretion. Vacation time shall accrue on a pro-rata basis during each year of this Agreement. Any unused vacation shall be cumulative from year to year unless otherwise agreed upon by the parties.
       ***

4.2 Health and hospitalization insurance established and maintained by the Company for its senior executives and key management personnel. Since the Company presently does not have, in effect, a plan for health and hospitalization insurance, Company shall reimburse Executive for all COBRA payments made by Executive to his previous employer for health and hospitalization coverage for Executive and his family. Thereafter, Company shall either secure and maintain health and hospitalization insurance for Executive and his dependents or reimburse Executive for coverage comparable to Blue Shield/Blue Cross for Executive and his dependents.

4.3 Such other employee benefits maintained by the Company for its senior executives and key management employees, including, all pension, profit sharing, retirement, stock bonus and stock option plans, to the extent Executive is eligible to participate pursuant to the terms and conditions of such plans.

4.4 Executive shall be reimbursed in a timely manner for all items of travel, entertainment and miscellaneous expenses which Executive reasonably incurs in connection with the performance of his duties hereunder, provided that the Executive submits to the Company such statements and other evidence supporting said expenses as the Company my reasonably require. Executive, when traveling on Company business, shall be permitted to fly first class on all domestic flights and business class on all international flights.

4.5 Executive shall be reimbursed in a timely manner for all reasonable moving expenses actually incurred by Executive in relocating the Executive and his family to any locations required by the Company. ("Relocation Expenses"). The Relocation Expenses shall include the cost of temporary residence, a moving company and related expenses. The total Relocation Expenses for which Executive shall be reimbursed shall not exceed $50,000 and shall be approved in writing, in advance, by the Company.

5.     Stock Options.

5.1 As part of Executive's compensation for services to be rendered hereunder, Executive shall have the right and option to purchase from Company voting common stock in Company ("Option"). The total number of shares available to Executive under this Option is Two Hundred Thousand Shares (200,000) at a purchase price of Ten Cents ($0.10) per share (Option Shares"). The Option Shares are available for purchase in installments as listed in Column A below and each installment shall become vested on the corresponding date listed in Column B, as follows:

       Column A             Column B
       Number of Shares     Date Option Shares Available for Purchase
                            Become Vested

       50,000 Upon the commencement of Executive's employment pursuant to the terms of this Agreement

       50,000               First anniversary date of this Agreement

       50,000               Second anniversary date of this Agreement

       50,000               Third Anniversary date of this Agreement



In order for the Option Shares to become vested as provided for above, Executive must be employed by the Company under the terms of this Agreement as of the vesting date set forth in Column B above.

5.2 Except as otherwise provided for below, the term of the Option granted shall remain in effect for ten (10) years from the date on which such Option Shares become vested. If the Executive's employment with the Company is terminated by the Company for Cause (as defined herein) or by the act of Executive, the Executive's right to exercise vested Option Shares shall cease and become null and void within thirty (30) days of the date employment terminated, except as otherwise provided in Section
       5.3 hereof. All unvested Option Shares will terminate immediately as of the date of such termination of employment. In the event the Company receives, accepts and consummates a tender offer for all of its outstanding common stock prior to the vesting of the Option Shares, the vesting rights shall be accelerated so as to allow Executive to exercise the Option to purchase all of the Option Shares immediately prior to the consummation of such tender offer.

5.3 Notwithstanding anything in this Section 5 to the contrary, if the Executive's employment is terminated for Cause, as set forth in Section 6.3, the Company shall have the right to terminate and withdraw any vested or unvested Options under this Agreement.

5.4 The purchase price of the Option Shares shall be paid in full upon the exercise of the Option, and Company shall not be required to deliver certificates for such Option Shares until payment has been made. In addition to, and at the time of payment of the purchase price for such Option Shares, Executive shall be responsible for all federal and state withholding or other employment taxes applicable to the taxable income of such Executive and any other fees resulting from the exercise of the Executive.

5.5 Each share of Option Stock purchased pursuant to the terms hereof shall carry all appropriate registration and/or restrictions on sale and notices as determined from time to time by Company's securities counsel. Executive shall cooperate with Company and Company's counsel in complying with all applicable securities laws.

6. Termination of Employment. The employment of Executive and Company's liability and obligations hereunder shall terminate as follows:

6.1 This Agreement shall terminate immediately upon the death of Executive. In such event, Company shall pay to such person as Executive may designate in a written notice filed with the Company, or if no such person shall be designated, to Executive's estate, a lump sum death benefit in an amount equal to twelve (12) months of Executive's Base Salary as in effect on the date of Executive's death and double indemnity in event Executive's death occurs while traveling on Company business.

6.2 This Agreement shall terminate immediately upon the Disability of Executive. Disability shall exist if due to a mental or physical condition, Executive is determined to be unable to perform his duties and responsibilities hereunder for a continuous period of two (2) months. Disability shall be conclusively established by written certification by two (2) licensed, disinterested physicians selected as mutually agreed upon between Company and Executive. In the event the two (2) physicians disagree, a third physician shall be selected by the two physicians to break such impasse. The costs associated with the determination of Disability shall be borne equally between Company and Executive. In the event of Disability, Executive shall be entitled to receive his Base Salary in accordance with Section 3 for a period of six (6) months following the onset of Disability.

6.3 The Company may discharge the Executive for Cause and thereby immediately terminate his employment under this Agreement. For purposes of this Agreement, Company shall have "Cause" to terminate the Executive's employment if the Executive, in the reasonable judgment of the Company:

6.3.1 Willfully fails to perform any reasonable directive of the Company's Board of Directors, Chairman or Chief Executive Officer.

6.3.2 Materially breaches any of the agreements, duties, responsibilities or obligations under this Agreement.

6.3.3 Embezzles or converts to his own use any funds or property of the Company or any client or customer of the Company.

6.3.4 Is convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

6.4 In the event that Executive's employment is terminated by the Company without Cause, as defined in Section 6.3, above, for a reason other than death or

       Disability, or Executive shall resign for "Good Reason", as defined below, then, in such event:

6.4.1 Executive's Base Salary, as defined in Section 3 as then in effect, shall continue to be paid for a period of twelve (12) months ("Payment Period") or balance of Agreement whichever is longer.

6.4.2 Company shall maintain in effect during the Payment Period, for the continued benefit of the Executive, all of the employee benefit plans and programs in which the Executive was entitled to participate immediately prior to the Executive's termination provided same is possible under the general terms and provisions of such benefit plans and programs. Moreover, during the Payment Period the Company shall provide the Executive with such reasonable administrative and secretarial support services as may be necessary or appropriate in order to assist Executive in finding new employment or Executive may select an out-placement service to be paid for by the Company at a cost not to exceed Five Thousand Dollars ($5,000).

For purposes of this Section 6.4, "Good Reason" shall mean:

       (i)    An assignment to the Executive of any duties inconsistent with, or
              a  material  change  in  the  nature  or  scope  of,   Executive's
              responsibilities, authority or duties hereunder.

       (ii) Failure by the Company to comply with the provisions of this Agreement.

       (iii) Ill health of Executive or a member of his family, or any other compelling personal circumstance which, in the mutual discretion of the Executive and the Chairman of the Company, makes the Executive's continued employment hereunder impossible, or inappropriate.

6.5 Executive may voluntarily terminate his employment under this Agreement without Good Reason, as defined in Section 6.4 above, by giving the Company ninety (90) days prior written notice thereof, and upon the expiration of such ninety (90) day period, Executive's employment under this Agreement shall terminate, and Company shall have no further obligation or liabilities under this Agreement except to pay the Executive the portion, if any, that remains unpaid of the Base Salary and unpaid accrued prorated vacation for the period up to the date of termination. Resignation as defined herein must be in written form to the Board, witnessed and signed by the Executive.

7. Surrender of Books and Records. Executive acknowledges that all lists, books, records, literature, products and any other materials owned by Company or its affiliates or used by them in connection with the conduct of their business, shall at all times remain the property of Company and its affiliates and that upon termination of employment hereunder, irrespective of the time, manner or cause of said termination, Executive will surrender to Company and its affiliates all such lists, books, records, literature, products and other materials.

8.     Miscellaneous.

8.1 This Agreement constitutes the entire understanding and agreement between Company and Executive regarding its subject matter and supersedes all prior negotiations and agreements, whether oral or written, between them with respect to its subject matter. This Agreement may not be modified except by a written agreement signed by the Executive and the Company.

8.2 This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, executors, successors and assigns, except that this Agreement may not be assigned by the Executive.

8.3 No waiver by either party of any condition or of the breach by the other of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition, or the breach of any other term or covenant set forth in this Agreement. Moreover, the failure of either party to exercise any right hereunder shall not bar the later exercise thereof.

8.4 This Agreement shall be governed by the statutes and common laws of the State of Delaware, excluding it's choice of law statutes or common law.

8.5 The headings of the various sections and paragraphs have been included herein for convenience only and shall not be construed in interpreting this Agreement.

8.6 If any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall, nevertheless, remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.

8.7 This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

       IN WITNESS WHEREOF, this Agreement has been executed by the Executive and on behalf of the Company by its duly authorized officer on the date first above written.


ALPHARMX INC.

By:     /s/ SANDRO PERSIAN                   By:    /S/ MICHAEL M. LEE
    ---------------------------                 ---------------------------
            Sandro Persia                               Michael M.Lee
            Secretary                                   Chairman/CEO



EXECUTIVE

By:    /s/ MICHAEL M.LEE
    --------------------------
           Michael M. Lee

                    EMPLOYMENT AGREEMENT WITH JOSEPH SCHWARZ

       EMPLOYMENT AGREEMENT ("Agreement") made and entered into as of the 1st day of July, 2000 by and between AlphaRx Inc., a Delaware corporation ("Company"), and Joseph Schwarz ("Executive").

       WHEREAS, Company desires to employ Executive as its Chief Scientist and Executive desires to be employed by Company, upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth and the mutual benefits to be derived herefrom, and intending to be legally bound hereby, the Company and the Executive agree as follows:


1. EMPLOYMENT AND TERM. Company hereby employs Executive and Executive hereby accepts employment for a term commencing on July 1st, 2000 and continuing until June 30th, 2003, unless sooner terminated as provided for in this Agreement. Company and Executive have the option to renegotiate this Agreement beyond the three-year period. Executive hereby warrants and represents to Company that he is free to enter into this Agreement and is not a party to any agreement, written or otherwise, or bound by any restrictions, which limit or restrict him from entering into this Agreement or performing the services, duties and responsibilities called for hereunder.

2.     DUTIES.

2.1 Executive shall perform the duties of the Chief Scientist of the Company and such additional executive duties of Company and its affiliates as may be, from time to time, requested of him by the Company's Board of Directors or the Chairman, President and/or Chief Executive Officer of the Company.

2.2 Executive shall devote his full professional time and best efforts to the performance of his duties and responsibilities hereunder to advance the interests of the Company and shall not during the term of this Agreement (as defined in Section 1 hereof) be employed, involved or otherwise engaged in, either directly or indirectly, any other employment for gain, profit or other pecuniary advantage, without prior written consent of Company. At no time shall Executive engage in any activity that conflicts with the business of the Company or its affiliates. Nothing set forth in this section 2.2 shall be construed to prevent Executive from (i) acting as a member of Board of Trustees or a member of Board of Directors of any other corporation, or as a member of the Board of Trustees of any organization or entity which is not a competitor of the Company or (ii) devoting of such of Executive's time and attention to philanthropic, charitable, civic, community or other activities or endeavors as Executive shall reasonably determine but only to the extent that Executive's pursuance of any activities or endeavors does not materially and adversely effect the Executive's ability to perform and discharge Executive's duties and objectives to the Company hereunder.

2.3 Except for required travel on Company business, Executive shall perform his duties and responsibilities at the Company's principal executive offices located in the greater Toronto area. The Company shall furnish Executive with office space, secretarial assistance, a personal computer, and such other facilities and services as shall be suitable to Executive's position and adequate for the performance of his duties hereunder.

3. COMPENSATION. For all duties and responsibilities to be performed and/or assumed by Executive hereunder, Executive shall be entitled to receive an annual salary as set forth below ("Base Salary"). The Base Salary, less any sums required to be withheld by law, shall be payable in equal monthly installments or such other more frequent regular installments as the Company may, from time to time, determine. For purposes hereof, Base Salary shall be:

3.1 For the twelve-month period commencing with the date hereof, the Base Salary shall be $24,000 per year which shall be increased to $96,000 per year after the first six months of employment.

3.2 For each year thereafter, the Base Salary shall be increased by an amount determined by the Board of Directors but in no event less than (i) five percent (5%) after the first year, six percent (6%) after the second year and each year thereafter upon mutual agreement to extend the term. Each percentage increase for a particular year shall be based on the Base Salary for the immediately preceding year.

4. FRINGE BENEFITS. Company shall pay for or provide Executive with the following benefits:

4.1 For the first year, Executive shall be entitled to two (2) weeks paid vacation to be used at the Executive's discretion. Thereafter, Executive shall be entitled to three (3) weeks paid vacation during each full year of this Agreement to be used at the Executives discretion. Vacation time shall accrue on a pro-rata basis during each year of this Agreement. Any unused vacation shall not be cumulative from year to year unless otherwise agreed upon by the parties.

4.2 Such other employee benefits maintained by the Company for its senior executives and key management employees, including, all pension, profit sharing, retirement, stock bonus and stock option plans, to the extent Executive is eligible to participate pursuant to the terms and conditions of such plans.

4.3 Executive shall be reimbursed in a timely manner for all items of travel, entertainment and miscellaneous expenses which Executive reasonably incurs in connection with the performance of his duties hereunder, provided that the Executive submits to the Company such statements and other evidence supporting said expenses as the Company my reasonably
       require.   Executive,  when  traveling
       on Company business, shall be permitted to fly economy class on all domestic and international flights.

5.     STOCK OPTIONS.

5.1 As part of Executive's compensation for services to be rendered hereunder, Executive shall have the right and option to purchase from Company voting common stock in Company ("Option"). The total number of shares available to Executive under this Option is One Hundred & Twenty Five Thousand Shares (125,000) at a purchase price of Ten Cents ($0.10) per share ("Option Shares"). The Option Shares are available for purchase in installments as listed in Column A below and each installment shall become vested on the corresponding date listed in Column B, as follows:

       Column A            Column B
       Number of Shares    Date Option Shares Available for Purchase
                           Become Vested

       312,500 Upon the commencement of Executive's employment pursuant to the terms of this Agreement

       312,500             First anniversary date of this Agreement

       312,500             Second anniversary date of this Agreement

       312,500             Third Anniversary date of this Agreement


In order for the Option Shares to become vested as provided for above, Executive must be employed by the Company under the terms of this Agreement as of the vesting date set forth in Column B above.

5.2 Except as otherwise provided for below, the term of the Option granted shall remain in effect for five (5) years from the date on which such Option Shares become vested. If the Executive's employment with the Company is terminated by the Company for Cause (as defined herein) or by the act of Executive, the Executive's right to exercise vested Option Shares shall cease and become null and void within thirty (30) days of the date employment terminated, except as otherwise provided in Section
       5.3 hereof. All unvested Option Shares will terminate immediately as of the date of such termination of employment. In the event the Company receives, accepts and consummates a tender offer for all of its outstanding common stock prior to the vesting of the Option Shares, the vesting rights shall be accelerated so as to allow Executive to exercise the Option to purchase all of the Option Shares immediately prior to the consummation of such tender offer.

5.3 Notwithstanding anything in this Section 5 to the contrary, if the Executive's employment is terminated for Cause, as set forth in Section 6.3, the Company shall have the right to terminate and withdraw any vested or unvested Options under this Agreement.

5.4 The purchase price of the Option Shares shall be paid in full upon the exercise of the Option, and Company shall not be required to deliver certificates for such Option Shares until payment has been made. In addition to, and at the time of payment of the purchase price for such Option Shares, Executive shall be responsible for all federal and state withholding or other employment taxes applicable to the taxable income of such Executive and any other fees resulting from the exercise of the Executive.

5.5 Each share of Option Stock purchased pursuant to the terms hereof shall carry all appropriate registration and/or restrictions on sale and notices as determined from time to time by Company's securities counsel. Executive shall cooperate with Company and Company's counsel in complying with all applicable securities laws.

6. TERMINATION OF EMPLOYMENT. The employment of Executive and Company's liability and obligations hereunder shall terminate as follows:

6.1 This Agreement shall terminate immediately upon the death of Executive. In such event, Company shall pay to such person as Executive may designate in a written notice filed with the Company, or if no such person shall be designated, to Executive's estate, a lump sum death benefit in an amount equal to two (2) months of Executive's Base Salary as in effect on the date of Executive's death and double indemnity in event Executive's death occurs while traveling on Company business.

6.2 This Agreement shall terminate immediately upon the Disability of Executive. Disability shall exist if due to a mental or physical condition, Executive is determined to be unable to perform his duties and responsibilities hereunder for a continuous period of two (2) months. Disability shall be conclusively established by written certification by two (2) licensed, disinterested physicians selected as mutually agreed upon between Company and Executive. In the event the two (2) physicians disagree, a third physician shall be selected by the two physicians to break such impasse. The costs associated with the determination of Disability shall be borne equally between Company and Executive. In the event of Disability, Executive shall be entitled to receive his Base Salary in accordance with Section 3 for a period of two (2) months following the onset of Disability.

6.3 The Company may discharge the Executive for Cause and thereby immediately terminate his employment under this Agreement. For purposes of this Agreement, Company shall have "Cause" to terminate the Executive's employment if the Executive, in the reasonable judgment of the Company:

6.3.1 Willfully fails to perform any reasonable directive of the Company's Board of Directors, Chairman or Chief Executive Officer.

6.3.2 Materially breaches any of the agreements, duties, responsibilities or obligations under this Agreement.

6.3.3 Embezzles or converts to his own use any funds or property of the Company or any client or customer of the Company.

6.3.4 Is convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

6.4 In the event that Executive's employment is terminated by the Company without Cause, as defined in Section 6.3, above, for a reason other than death or Disability, or Executive shall resign for "Good Reason", as defined below, then, in such event:

6.4.1 Executive's Base Salary, as defined in Section 3 as then in effect, shall continue to be paid for a period of one (1) month ("Payment Period").

6.4.2 Company shall maintain in effect during the Payment Period, for the continued benefit of the Executive, all of the employee benefit plans and programs in which the Executive was entitled to participate immediately prior to the Executive's termination provided same is possible under the general terms and provisions of such benefit plans and programs. Moreover, during the Payment Period the Company shall provide the Executive with such reasonable administrative and secretarial support services as may be necessary or appropriate in order to assist Executive in finding new employment or Executive may select an out-placement service to be paid for by the Company at a cost not to exceed One Thousand Dollars ($1,000).

       For purposes of this Section 6.4, "Good Reason" shall mean:

       (i)    An assignment to the Executive of any duties inconsistent with, or
              a  material  change  in  the  nature  or  scope  of,   Executive's
              responsibilities, authority or duties hereunder.

       (ii) Failure by the Company to comply with the provisions of this Agreement.

       (iii) Ill health of Executive or a member of his family, or any other compelling personal circumstance which, in the mutual discretion of the Executive, and the Chairman of the Company makes the Executive's continued employment hereunder impossible, or inappropriate.

6.5 Executive may voluntarily terminate his employment under this Agreement without Good Reason, as defined in Section 6.4 above, by giving the Company ninety (90) days prior written notice thereof, and upon the expiration of such ninety (90) day period, Executive's employment under this Agreement shall terminate, and Company shall have no further obligation or liabilities under this Agreement except to pay the Executive the portion, if any, that remains unpaid of the Base Salary and unpaid accrued prorated vacation for the period up to the date of termination. Resignation as defined herein must be in written form to the Board, witnessed and signed by the Executive.

7. SURRENDER OF BOOKS AND RECORDS. Executive acknowledges that all lists, books, records, literature, products and any other materials owned by Company or its affiliates or used by them in connection with the conduct of their business, shall at all times remain the property of Company and its affiliates and that upon termination of employment hereunder, irrespective of the time, manner or cause of said termination, Executive will surrender to Company and its affiliates all such lists, books, records, literature, products and other materials.

8. CONFIDENTIAL INFORMATION. Executive acknowledges that the confidential and proprietary information and data (which shall mean information or data not known or generally available to the public) obtained by him during the course of his performance under this Agreement (or his work prior to the date hereof for the Company) concerning the Company's business, affairs, products, inventions, processes, techniques, equipment, machinery, apparatus, business operations, technical information, drawings, specifications, materials, know how, and the like, and any knowledge or information developed by Executive as a result of performing Services hereunder (collectively referred to as the "CONFIDENTIAL INFORMATION"), are all the sole property of the Company. Executive agrees to hold all Confidential Information in confidence and not to disclose the same, without the prior written consent of the Company, to anyone for any reason at any time (unless so required by law or legal process, and then only after written notice to the Company and a reasonable opportunity for the Company to challenge, at its cost, such disclosure). Executive shall not, directly or indirectly, use or permit the use of any Confidential Information for any purpose, other than performing the Services hereunder, without the written consent of Company. Executive shall use his best efforts to prevent publication, disclosure or other use or transmission of any Confidential Information. Upon the termination or expiration of this Agreement, or earlier if requested by the Company, Executive agrees to return to the Company all Confidential Information in the possession of Executive, regardless of the form of such Confidential Information.

9.     INTELLECTUAL PROPERTY RIGHTS.

       (a) Without limiting the Company's rights arising by law or custom, Executive acknowledges that the Company shall exclusively own, and Executive hereby assigns, transfers, and conveys to the Company, all discoveries, work product, trademarks, service marks, trade names, brand names, software, copyrights, inventions, improvements, patents and other intellectual property rights produced, created, developed or conceived by Executive prior to or during the Term of this Agreement, whether registered or unregistered, which relate to the Company's business (collectively, the "INTELLECTUAL PROPERTY RIGHTS"). Executive shall disclose all such Intellectual Property Rights to the Company, and Executive agrees to execute and deliver all documents required by the Company to document or perfect the Company's exclusive ownership of the Intellectual Property Rights.

       (b) Executive further agrees that all copyrightable works developed by the Executive, either alone or with others, prior to or during the Term of this Agreement, which relate in any way to the Company's business, shall be considered to be works made for hire and the ownership of and the copyrights to such works shall be the exclusive property of the Company. Executive shall disclose all such works to the Company, and Executive agrees to execute and deliver all documents required by the Company to document or perfect the Company's exclusive ownership of such works.

       (c) Upon the termination or expiration of this Agreement, or earlier if requested by the Company, Executive agrees to return to the Company all tangible (including electronic storage) elements of the Intellectual Property Rights and works in the possession of Executive, regardless of the form of such Intellectual Property Rights and works.

       (d) Notwithstanding the foregoing, the provisions of Section 9(a) does not apply to any Intellectual Property Rights for which no equipment, supplies, facility or trade secret information of Company was used and which was developed entirely on Executive's own time, and which does not relate to the business of the Company or to the Company's actual or demonstrably anticipated business activities.

10. NONCOMPETITION COVENANT. Executive hereby agrees that, during the Term and for a period of two (2) years thereafter, Executive shall not, directly or indirectly, own, manage, operate, control, be employed by, act as an advisor or consultant to, or participate in, the ownership, management, operation, or control of any business involving the design, development, manufacture, distribution or sale (whether at wholesale or retail) of drug delivery technology or otherwise in competition with the businesses of the Company, as now or hereafter conducted, in any geographic market served by the Company during the restriction period; provided, however, that nothing contained in this Section shall prohibit the Executive from owning stock in a publicly traded company which is in competition with the Company provided Executive's aggregate holdings therein do not exceed one percent (1%) of the capital of such company. The provisions of this Section shall survive the expiration or termination of this Agreement.

11.    MISCELLANEOUS.

11.1 Any notice, demand or communication required or permitted under this Agreement shall be in writing and shall be sufficient when delivered personally, or three (3) days after mailing by registered or certified mail, return receipt requested, or the next day if sent by nationally recognized overnight courier with proof of delivery, in each case postage prepaid, addressed as follows:


       If to the Company:
       AlphaRx Inc.
       75 East Beaver Creek, Unit 10
       Richmond Hill, Ontario L4B 1B8
       Attn.: Michael M. Lee, President

       If to the Executive:
       Joseph Schwarz
       510-6020 Bathurst Street
       Toronto, Ontario M2R 1Z8

The foregoing addressees may be changed at any time by notice given in the manner herein provided.

11.2 This Agreement constitutes the entire understanding and agreement between Company and Executive regarding its subject matter and supersedes all prior negotiations and agreements, whether oral or written, between them with respect to its subject matter. This Agreement may not be modified except by a written agreement signed by the Executive and the Company.

11.3 This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, executors, successors and assigns, except that this Agreement may not be assigned by the Executive.

11.4 No waiver by either party of any condition or of the breach by the other of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition, or the breach of any other term or covenant set forth in this Agreement. Moreover, the failure of either party to exercise any right hereunder shall not bar the later exercise thereof.

11.5 This Agreement shall be governed by the statutes and common laws of the State of Delaware, excluding it's choice of law statutes or common law.

11.6 The headings of the various sections and paragraphs have been included herein for convenience only and shall not be construed in interpreting this Agreement.

11.7 If any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall, nevertheless, remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.

11.8 This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

       IN WITNESS WHEREOF, this Agreement has been executed by the Executive and on behalf of the Company by its duly authorized officer on the date first above written.


ALPHARMX INC.


By:     /s/ SANDRO PERSIAN               By:     /s/ MICHAEL M. LEE
    ---------------------------              ---------------------------
            Sandro Persia                            Michael M. Lee
            Secretary                                Chairman/CEO



EXECUTIVE

By:    /s/ JOSEPH SCHWARTZ
   ---------------------------
           Joseph Schwartz

                  EMPLOYMENT AGREEMENT WITH MICHAEL WEISSPAPIR

       EMPLOYMENT AGREEMENT ("Agreement") made and entered into as of the 1st day of July, 2000 by and between AlphaRx Inc., a Delaware corporation ("Company"), and Michael Weisspapir ("Executive").

       WHEREAS, Company desires to employ Executive as its Senior Scientist and Executive desires to be employed by Company, upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth and the mutual benefits to be derived herefrom, and intending to be legally bound hereby, the Company and the Executive agree as follows:

1. EMPLOYMENT AND TERM. Company hereby employs Executive and Executive hereby accepts employment for a term commencing on July 1st, 2000 and continuing until June 30th, 2003, unless sooner terminated as provided for in this Agreement. Company and Executive have the option to renegotiate this Agreement beyond the three-year period. Executive hereby warrants and represents to Company that he is free to enter into this Agreement and is not a party to any agreement, written or otherwise, or bound by any restrictions, which limit or restrict him from entering into this Agreement or performing the services, duties and responsibilities called for hereunder.

2.     DUTIES.

2.1 Executive shall perform the duties of the Senior Scientist of the Company and such additional executive duties of Company and its affiliates as may be, from time to time, requested of him by the Company's Board of Directors or the Chairman, President or Chief Scientist of the Company.

2.2 Executive shall devote his full professional time and best efforts to the performance of his duties and responsibilities hereunder to advance the interests of the Company and shall not during the term of this Agreement (as defined in Section 1 hereof) be employed, involved or otherwise engaged in, either directly or indirectly, any other employment for gain, profit or other pecuniary advantage, without prior written consent of Company. At no time shall Executive engage in any activity that conflicts with the business of the Company or its affiliates. Nothing set forth in this section 2.2 shall be construed to prevent Executive from (i) acting as a member of Board of Trustees or a member of Board of Directors of any other corporation, or as a member of the Board of Trustees of any organization or entity which is not a competitor of the Company or (ii) devoting of such of Executive's time and attention to philanthropic, charitable, civic, community or other activities or endeavors as Executive shall reasonably determine but only to the extent that Executive's pursuance of any activities or endeavors does not materially and adversely effect the Executive's ability to perform and discharge Executive's duties and objectives to the Company hereunder.

2.3 Except for required travel on Company business, Executive shall perform his duties and responsibilities at the Company's principal executive offices located in the greater Toronto area. The Company shall furnish Executive with office space, secretarial assistance, a personal computer, and such other facilities and services as shall be suitable to Executive's position and adequate for the performance of his duties hereunder.

3. COMPENSATION. For all duties and responsibilities to be performed and/or assumed by Executive hereunder, Executive shall be entitled to receive an annual salary as set forth below ("Base Salary"). The Base Salary, less any sums required to be withheld by law, shall be payable in equal monthly installments or such other more frequent regular installments as the Company may, from time to time, determine. For purposes hereof, Base Salary shall be:

3.1.1 For the twelve-month period commencing with the date hereof, the Base Salary shall be US$12,000.00 per year which shall be increased to $72,000 per year after the first six months of employment.

3.1.2 For each year thereafter, the Base Salary shall be increased by an amount determined by the Board of Directors but in no event less than (i) five percent (5%) after the first year, six percent (6%) after the second year and each year thereafter upon mutual agreement to extend the term. Each percentage increase for a particular year shall be based on the Base Salary for the immediately preceding year.

4. FRINGE BENEFITS. Company shall pay for or provide Executive with the following benefits:

4.1 For the first year, Executive shall be entitled to one (1) week paid vacation to be used at the Executive's discretion. Thereafter, Executive shall be entitled to two (2) weeks paid vacation during each full year of this Agreement to be used at the Executives discretion. Vacation time shall accrue on a pro-rata basis during each year of this Agreement. Any unused vacation shall not be cumulative from year to year unless otherwise agreed upon by the parties.

4.2 Such other employee benefits maintained by the Company for its senior executives and key management employees, including, all pension, profit sharing, retirement, stock bonus and stock option plans, to the extent Executive is eligible to participate pursuant to the terms and conditions of such plans.

4.3 Executive shall be reimbursed in a timely manner for all items of travel, entertainment and miscellaneous expenses which Executive reasonably incurs in connection with the performance of his duties hereunder, provided that the Executive submits to the Company such statements and other evidence supporting said expenses as the Company my reasonably
       require.   Executive,  when  traveling
       on Company business, shall be permitted to fly economy class on all domestic and international flights.

5.     STOCK OPTIONS.

5.1 As part of Executive's compensation for services to be rendered hereunder, Executive shall have the right and option to purchase from Company voting common stock in Company ("Option"). The total number of shares available to Executive under this Option is One Hundred Thousand Shares (100,000) at a purchase price of Ten Cents ($0.10) per share ("Option Shares"). The Option Shares are available for purchase in installments as listed in Column A below and each installment shall become vested on the corresponding date listed in Column B, as follows:


       Column A               Column B
       Number of Shares       Date Option Shares Available for Purchase
                              Become Vested

       25,000 Upon the commencement of Executive's employment pursuant to the terms of this Agreement

       25,000                 First anniversary date of this Agreement

       25,000                 Second anniversary date of this Agreement

       25,000                 Third Anniversary date of this Agreement


In order for the Option Shares to become vested as provided for above, Executive must be employed by the Company under the terms of this Agreement as of the vesting date set forth in Column B above.

5.2 Except as otherwise provided for below, the term of the Option granted shall remain in effect for five (5) years from the date on which such Option Shares become vested. If the Executive's employment with the Company is terminated by the Company for Cause (as defined herein) or by the act of Executive, the Executive's right to exercise vested Option Shares shall cease and become null and void within thirty (30) days of the date employment terminated, except as otherwise provided in Section
       5.3 hereof. All unvested Option Shares will terminate immediately as of the date of such termination of employment. In the event the Company receives, accepts and consummates a tender offer for all of its outstanding common stock prior to the vesting of the Option Shares, the vesting rights shall be accelerated so as to allow Executive to exercise the Option to purchase all of the Option Shares immediately prior to the consummation of such tender offer.

5.3 Notwithstanding anything in this Section 5 to the contrary, if the Executive's employment is terminated for Cause, as set forth in Section 6.3, the Company shall have the right to terminate and withdraw any vested or unvested Options under this Agreement.

5.4 The purchase price of the Option Shares shall be paid in full upon the exercise of the Option, and Company shall not be required to deliver certificates for such Option Shares until payment has been made. In addition to, and at the time of payment of the purchase price for such Option Shares, Executive shall be responsible for all federal and state withholding or other employment taxes applicable to the taxable income of such Executive and any other fees resulting from the exercise of the Executive.

5.5 Each share of Option Stock purchased pursuant to the terms hereof shall carry all appropriate registration and/or restrictions on sale and notices as determined from time to time by Company's securities counsel. Executive shall cooperate with Company and Company's counsel in complying with all applicable securities laws.

6. TERMINATION OF EMPLOYMENT. The employment of Executive and Company's liability and obligations hereunder shall terminate as follows:

6.1 This Agreement shall terminate immediately upon the death of Executive. In such event, Company shall pay to such person as Executive may designate in a written notice filed with the Company, or if no such person shall be designated, to Executive's estate, a lump sum death benefit in an amount equal to two (2) months of Executive's Base Salary as in effect on the date of Executive's death and double indemnity in event Executive's death occurs while traveling on Company business.

6.2 This Agreement shall terminate immediately upon the Disability of Executive. Disability shall exist if due to a mental or physical condition, Executive is determined to be unable to perform his duties and responsibilities hereunder for a continuous period of two (2) months. Disability shall be conclusively established by written certification by two (2) licensed, disinterested physicians selected as mutually agreed upon between Company and Executive. In the event the two (2) physicians disagree, a third physician shall be selected by the two physicians to break such impasse. The costs associated with the determination of Disability shall be borne equally between Company and Executive. In the event of Disability, Executive shall be entitled to receive his Base Salary in accordance with Section 3 for a period of two (2) months following the onset of Disability.

6.3 The Company may discharge the Executive for Cause and thereby immediately terminate his employment under this Agreement. For purposes of this Agreement, Company shall have "Cause" to terminate the Executive's employment if the Executive, in the reasonable judgment of the Company:

6.3.1 Willfully fails to perform any reasonable directive of the Company's Board of Directors, Chairman or Chief Executive Officer.

6.3.2 Materially breaches any of the agreements, duties, responsibilities or obligations under this Agreement.

6.3.3 Embezzles or converts to his own use any funds or property of the Company or any client or customer of the Company.

6.3.4 Is convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

6.4 In the event that Executive's employment is terminated by the Company without Cause, as defined in Section 6.3, above, for a reason other than death or Disability, or Executive shall resign for "Good Reason", as defined below, then, in such event:

6.4.1 Executive's Base Salary, as defined in Section 3 as then in effect, shall continue to be paid for a period of one (1) month ("Payment Period").

6.4.2 Company shall maintain in effect during the Payment Period, for the continued benefit of the Executive, all of the employee benefit plans and programs in which the Executive was entitled to participate immediately prior to the Executive's termination provided same is possible under the general terms and provisions of such benefit plans and programs. Moreover, during the Payment Period the Company shall provide the Executive with such reasonable administrative and secretarial support services as may be necessary or appropriate in order to assist Executive in finding new employment or Executive may select an out-placement service to be paid for by the Company at a cost not to exceed One Thousand Dollars ($1,000).

       For purposes of this Section 6.4, "Good Reason" shall mean:

       (i)    An assignment to the Executive of any duties inconsistent with, or
              a  material  change  in  the  nature  or  scope  of,   Executive's
              responsibilities, authority or duties hereunder.

       (ii) Failure by the Company to comply with the provisions of this Agreement.

       (iii) Ill health of Executive or a member of his family, or any other compelling personal circumstance which, in the mutual discretion of the Executive, and the Chairman of the Company makes the Executive's continued employment hereunder impossible, or inappropriate.

6.5 Executive may voluntarily terminate his employment under this Agreement without Good Reason, as defined in Section 6.4 above, by giving the Company ninety (90) days prior written notice thereof, and upon the expiration of such ninety (90) day period, Executive's employment under this Agreement shall terminate, and Company shall have no further obligation or liabilities under this Agreement except to pay the Executive the portion, if any, that remains unpaid of the Base Salary and unpaid accrued prorated vacation for the period up to the date of termination. Resignation as defined herein must be in written form to the Board, witnessed and signed by the Executive.

7. SURRENDER OF BOOKS AND RECORDS. Executive acknowledges that all lists, books, records, literature, products and any other materials owned by Company or its affiliates or used by them in connection with the conduct of their business, shall at all times remain the property of Company and its affiliates and that upon termination of employment hereunder, irrespective of the time, manner or cause of said termination, Executive will surrender to Company and its affiliates all such lists, books, records, literature, products and other materials.

8. CONFIDENTIAL INFORMATION. Executive acknowledges that the confidential and proprietary information and data (which shall mean information or data not known or generally available to the public) obtained by him during the course of his performance under this Agreement (or his work prior to the date hereof for the Company) concerning the Company's business, affairs, products, inventions, processes, techniques, equipment, machinery, apparatus, business operations, technical information, drawings, specifications, materials, know how, and the like, and any knowledge or information developed by Executive as a result of performing Services hereunder (collectively referred to as the "CONFIDENTIAL INFORMATION"), are all the sole property of the Company. Executive agrees to hold all Confidential Information in confidence and not to disclose the same, without the prior written consent of the Company, to anyone for any reason at any time (unless so required by law or legal process, and then only after written notice to the Company and a reasonable opportunity for the Company to challenge, at its cost, such disclosure). Executive shall not, directly or indirectly, use or permit the use of any Confidential Information for any purpose, other than performing the Services hereunder, without the written consent of Company. Executive shall use his best efforts to prevent publication, disclosure or other use or transmission of any Confidential Information. Upon the termination or expiration of this Agreement, or earlier if requested by the Company, Executive agrees to return to the Company all Confidential Information in the possession of Executive, regardless of the form of such Confidential Information.

9.     INTELLECTUAL PROPERTY RIGHTS.

       (a) Without limiting the Company's rights arising by law or custom, Executive acknowledges that the Company shall exclusively own, and Executive hereby assigns, transfers, and conveys to the Company, all discoveries, work product, trademarks, service marks, trade names, brand names, software, copyrights, inventions, improvements, patents and other intellectual property rights produced, created, developed or conceived by Executive prior to or
              during  the  Term  of  this  Agreement,   whether
              registered or unregistered, which relate to the Company's business (collectively, the "INTELLECTUAL PROPERTY RIGHTS"). Executive shall disclose all such Intellectual Property Rights to the Company, and Executive agrees to execute and deliver all documents required by the Company to document or perfect the Company's exclusive ownership of the Intellectual Property Rights.

       (b) Executive further agrees that all copyrightable works developed by the Executive, either alone or with others, prior to or during the Term of this Agreement, which relate in any way to the Company's business, shall be considered to be works made for hire and the ownership of and the copyrights to such works shall be the exclusive property of the Company. Executive shall disclose all such works to the Company, and Executive agrees to execute and deliver all documents required by the Company to document or perfect the Company's exclusive ownership of such works.

       (c) Upon the termination or expiration of this Agreement, or earlier if requested by the Company, Executive agrees to return to the Company all tangible (including electronic storage) elements of the Intellectual Property Rights and works in the possession of Executive, regardless of the form of such Intellectual Property Rights and works.

       (d) Notwithstanding the foregoing, the provisions of Section 9(a) does not apply to any Intellectual Property Rights for which no equipment, supplies, facility or trade secret information of Company was used and which was developed entirely on Executive's own time, and which does not relate to the business of the Company or to the Company's actual or demonstrably anticipated business activities.

10. NONCOMPETITION COVENANT. Executive hereby agrees that, during the Term and for a period of two (2) years thereafter, Executive shall not, directly or indirectly, own, manage, operate, control, be employed by, act as an advisor or consultant to, or participate in, the ownership, management, operation, or control of any business involving the design, development, manufacture, distribution or sale (whether at wholesale or retail) of drug delivery technology or otherwise in competition with the businesses of the Company, as now or hereafter conducted, in any geographic market served by the Company during the restriction period; provided, however, that nothing contained in this Section shall prohibit the Executive from owning stock in a publicly traded company which is in competition with the Company provided Executive's aggregate holdings therein do not exceed one percent (1%) of the capital of such company. The provisions of this Section shall survive the expiration or termination of this Agreement.

11.    MISCELLANEOUS.

11.1 Any notice, demand or communication required or permitted under this Agreement shall be in writing and shall be sufficient when delivered personally, or three (3) days after mailing by registered or certified mail, return receipt requested, or the next day if sent by nationally recognized overnight courier with proof of delivery, in each case postage prepaid, addressed as follows:

       If to the Company:
       AlphaRx Inc.
       75 East Beaver Creek, Unit 10
       Richmond Hill, Ontario L4B 1B8
       Attn.: Michael M. Lee, President

       If to the Executive:
       Michael Weisspapir
       812-12 Goldfinch Court
       Toronto, Ontario M2R 2C4

       The foregoing addressees may be changed at any time by notice given in the manner herein provided.

11.2 This Agreement constitutes the entire understanding and agreement between Company and Executive regarding its subject matter and supersedes all prior negotiations and agreements, whether oral or written, between them with respect to its subject matter. This Agreement may not be modified except by a written agreement signed by the Executive and the Company.

11.3 This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, executors, successors and assigns, except that this Agreement may not be assigned by the Executive.

11.4 No waiver by either party of any condition or of the breach by the other of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition, or the breach of any other term or covenant set forth in this Agreement. Moreover, the failure of either party to exercise any right hereunder shall not bar the later exercise thereof.

11.5 This Agreement shall be governed by the statutes and common laws of the State of Delaware, excluding it's choice of law statutes or common law.

11.6 The headings of the various sections and paragraphs have been included herein for convenience only and shall not be construed in interpreting this Agreement.

11.7 If any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall, nevertheless, remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.

11.8 This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

       IN WITNESS WHEREOF, this Agreement has been executed by the Executive and on behalf of the Company by its duly authorized officer on the date first above written.


ALPHARMX INC.

By:     /s/ SANDRO PERSIAN                 By:    /s/ MICHAEL M. LEE
    ---------------------------               ---------------------------
            Sandro Persia                             Michael M.Lee
            Secretary                                 Chairman/CEO


EXECUTIVE

By:   /s/ MICHAEL WEISSPAPIR
    ---------------------------
          Michael Weisspapir

                     EMPLOYMENT AGREEMENT WITH SAI MING WONG

       EMPLOYMENT AGREEMENT ("Agreement") made and entered into as of the 1st day of July, 2000 by and between AlphaRx Inc., a Delaware corporation ("Company"), and Sai Ming Wong ("Executive").

       WHEREAS, Company desires to employ Executive as its Executive Vice President and Executive desires to be employed by Company, upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth and the mutual benefits to be derived herefrom, and intending to be legally bound hereby, the Company and the Executive agree as follows:

1. Employment and Term. Company hereby employs Executive and Executive hereby accepts employment for a term commencing on July 1st, 2000 and continuing until June 30th, 2003, unless sooner terminated as provided for in this Agreement. Company and Executive have the option to renegotiate this Agreement beyond the three-year period. Executive hereby warrants and represents to Company that he is free to enter into this Agreement and is not a party to any agreement, written or otherwise, or bound by any restrictions, which limit or restrict him from entering into this Agreement or performing the services, duties and responsibilities called for hereunder.

2.     Duties.

2.1 Executive shall perform the duties of the Executive Vice President of the Company and such additional executive duties of Company and its affiliates as may be, from time to time, requested of him by the Company's Board of Directors or the Chairman, President and/or Chief Executive Officer of the Company.

2.2 Executive shall devote his full professional time and best efforts to the performance of his duties and responsibilities hereunder to advance the interests of the Company and shall not during the term of this Agreement (as defined in Section 1 hereof) be employed, involved or otherwise engaged in, either directly or indirectly, any other employment for gain, profit or other pecuniary advantage, without prior written consent of Company. At no time shall Executive engage in any activity that conflicts with the business of the Company or its affiliates. Nothing set forth in this section 2.2 shall be construed to prevent Executive from (i) acting as a member of Board of Trustees or a member of Board of Directors of any other corporation, or as a member of the Board of Trustees of any organization or entity which is not a competitor of the Company or (ii) devoting of such of Executive's time and attention to philanthropic, charitable, civic, community or other activities or endeavors as Executive shall reasonably determine but only to the extent that Executive's pursuance of any activities or endeavors does not materially and adversely effect the Executive's ability to perform and discharge Executive's duties and objectives to the Company hereunder.

2.3 Except for required travel on Company business, Executive shall perform his duties and responsibilities at the Company's principal Asia offices located in Hong Kong. The Company shall furnish Executive with office space, secretarial assistance, a personal computer, and such other facilities and services as shall be suitable to Executive's position and adequate for the performance of his duties hereunder.

3. Compensation. For all duties and responsibilities to be performed and/or assumed by Executive hereunder, Executive shall be entitled to receive an annual salary as set forth below ("Base Salary"). The Base Salary, less any sums required to be withheld by law, shall be payable in equal monthly installments or such other more frequent regular installments as the Company may, from time to time, determine. For purposes hereof, Base Salary shall be:

3.1.1 For the six-month period commencing with the date hereof, the Base Salary shall be $12,000 per year which shall be increased to $36,000 per year after the first six months of employment

3.1.2 For each year thereafter, the Base Salary shall be increased by an amount determined by the Board of Directors but in no event less than (i) five percent (5%) after the first year, six percent (6%) after the second year and seven percent (7%) after the third year and each year thereafter upon mutual agreement to extend the term. Each percentage increase for a particular year shall be based on the Base Salary for the immediately preceding year.

4. Fringe Benefits. Company shall pay for or provide Executive with the following benefits:

4.1 For the first year, Executive shall be entitled to three (3) weeks paid vacation to be used at the Executive's discretion. Thereafter, Executive shall be entitled to four (4) weeks paid vacation during each full year of this Agreement to be used at the Executives discretion. Vacation time shall accrue on a pro-rata basis during each year of this Agreement. Any unused vacation shall be cumulative from year to year unless otherwise agreed upon by the parties.

4.2 Health and hospitalization insurance established and maintained by the Company for its senior executives and key management personnel. Since the Company presently does not have, in effect, a plan for health and hospitalization insurance, Company shall reimburse Executive for all medical payments made by Executive to his previous employer for health and hospitalization coverage for Executive and his family. Thereafter, Company shall either secure and maintain health and hospitalization insurance for Executive and his dependents or reimburse Executive for coverage comparable to Blue Shield/Blue Cross for Executive and his immediate family.

4.3 Such other employee benefits maintained by the Company for its senior executives and key management employees, including, all pension, profit sharing, retirement, stock bonus and stock option plans, to the extent Executive is eligible to participate pursuant to the terms and conditions of such plans.

4.4 Executive shall be reimbursed in a timely manner for all items of travel, entertainment and miscellaneous expenses which Executive reasonably incurs in connection with the performance of his duties hereunder, provided that the Executive submits to the Company such statements and other evidence supporting said expenses as the Company my reasonably require. Executive, when traveling on Company business, shall be permitted to fly economy class on all domestic flights and business class on all international flights with at least 4 hours of flight time.

5.     Stock Options.

5.1 As part of Executive's compensation for services to be rendered hereunder, Executive shall have the right and option to purchase from Company voting common stock in Company ("Option"). The total number of shares available to Executive under this Option is One Hundred & Fifty Thousand Shares (150,000) at a purchase price of Ten Cents ($0.10) per share ("Option Shares"). The Option Shares are available for purchase in installments as listed in Column A below and each installment shall become vested on the corresponding date listed in Column B, as follows:

      Column A              Column B
      Number of Shares      Date Option Shares Available for Purchase
                            Become Vested

      37,500 Upon the commencement of Executive's employment pursuant to the terms of this Agreement

      37,000                First anniversary date of this Agreement

      37,500                Second anniversary date of this Agreement

      37,500                Third Anniversary date of this Agreement


In order for the Option Shares to become vested as provided for above, Executive must be employed by the Company under the terms of this Agreement as of the vesting date set forth in Column B above.

5.2 Except as otherwise provided for below, the term of the Option granted shall remain in effect for ten (10) years from the date on which such Option Shares become vested. If the Executive's employment with the Company is terminated by the Company for Cause (as defined herein) or by the act of Executive, the Executive's right to exercise vested Option Shares shall cease and become null and void within thirty (30) days of the date employment terminated, except as otherwise provided in Section 5.3 hereof. All unvested Option Shares will terminate immediately as of the date of such termination of employment. In the event the Company receives, accepts and consummates a tender offer for all of its outstanding common stock prior to the vesting of the Option Shares, the vesting rights shall be accelerated so as to allow Executive to exercise the Option to purchase all of the Option Shares immediately prior to the consummation of such tender offer.

5.3 Notwithstanding anything in this Section 5 to the contrary, if the Executive's employment is terminated for Cause, as set forth in Section 6.3, the Company shall have the right to terminate and withdraw any vested or unvested Options under this Agreement.

5.4 The purchase price of the Option Shares shall be paid in full upon the exercise of the Option, and Company shall not be required to deliver certificates for such Option Shares until payment has been made. In addition to, and at the time of payment of the purchase price for such Option Shares, Executive shall be responsible for all federal and state withholding or other employment taxes applicable to the taxable income of such Executive and any other fees resulting from the exercise of the Executive.

5.5 Each share of Option Stock purchased pursuant to the terms hereof shall carry all appropriate registration and/or restrictions on sale and notices as determined from time to time by Company's securities counsel. Executive shall cooperate with Company and Company's counsel in complying with all applicable securities laws.

6. Termination of Employment. The employment of Executive and Company's liability and obligations hereunder shall terminate as follows:

6.1 This Agreement shall terminate immediately upon the death of Executive. In such event, Company shall pay to such person as Executive may designate in a written notice filed with the Company, or if no such person shall be designated, to Executive's estate, a lump sum death benefit in an amount equal to twelve (12) months of Executive's Base Salary as in effect on the date of Executive's death and double indemnity in event Executive's death occurs while traveling on Company business.

6.2 This Agreement shall terminate immediately upon the Disability of Executive. Disability shall exist if due to a mental or physical condition, Executive is determined to be unable to perform his duties and responsibilities hereunder for a continuous period of two (2) months. Disability shall be conclusively established by written certification by two (2) licensed, disinterested physicians selected as mutually agreed upon between Company and Executive. In the event the two (2)
       physicians  disagree,  a third  physician  shall be  selected  by the two physicians to break such impasse. The costs associated with the determination of Disability shall be borne equally between Company and Executive. In the event of Disability, Executive shall be entitled to receive his Base Salary in accordance with Section 3 for a period of six
       (6) months following the onset of Disability.

6.3 The Company may discharge the Executive for Cause and thereby immediately terminate his employment under this Agreement. For purposes of this Agreement, Company shall have "Cause" to terminate the Executive's employment if the Executive, in the reasonable judgment of the Company:

6.3.1 Willfully fails to perform any reasonable directive of the Company's Board of Directors, Chairman or Chief Executive Officer.

6.3.2 Materially breaches any of the agreements, duties, responsibilities or obligations under this Agreement.

6.3.3 Embezzles or converts to his own use any funds or property of the Company or any client or customer of the Company.

6.3.4 Is convicted of a felony or any crime involving larceny, embezzlement or moral turpitude.

6.4 In the event that Executive's employment is terminated by the Company without Cause, as defined in Section 6.3, above, for a reason other than death or Disability, or Executive shall resign for "Good Reason", as defined below, then, in such event:

6.4.1 Executive's Base Salary, as defined in Section 3 as then in effect, shall continue to be paid for a period of six (6) months ("Payment Period").

6.4.2 Company shall maintain in effect during the Payment Period, for the continued benefit of the Executive, all of the employee benefit plans and programs in which the Executive was entitled to participate immediately prior to the Executive's termination provided same is possible under the general terms and provisions of such benefit plans and programs. Moreover, during the Payment Period the Company shall provide the Executive with such reasonable administrative and secretarial support services as may be necessary or appropriate in order to assist Executive in finding new employment or Executive may select an out-placement service to be paid for by the Company at a cost not to exceed Five Thousand Dollars ($5,000).

       For purposes of this Section 6.4, "Good Reason" shall mean:

       (i)    An assignment to the Executive of any duties inconsistent with, or
              a  material  change  in  the  nature  or  scope  of,   Executive's
              responsibilities, authority or duties hereunder.

       (ii) Failure by the Company to comply with the provisions of this Agreement.

       (iii) Ill health of Executive or a member of his family, or any other compelling personal circumstance which, in the mutual discretion of the Executive, and the Chairman of the Company makes the Executive's continued employment hereunder impossible, or inappropriate.

6.5 Executive may voluntarily terminate his employment under this Agreement without Good Reason, as defined in Section 6.4 above, by giving the Company ninety (90) days prior written notice thereof, and upon the expiration of such ninety (90) day period, Executive's employment under this Agreement shall terminate, and Company shall have no further obligation or liabilities under this Agreement except to pay the Executive the portion, if any, that remains unpaid of the Base Salary and unpaid accrued prorated vacation for the period up to the date of termination. Resignation as defined herein must be in written form to the Board, witnessed and signed by the Executive.

7. Surrender of Books and Records. Executive acknowledges that all lists, books, records, literature, products and any other materials owned by Company or its affiliates or used by them in connection with the conduct of their business, shall at all times remain the property of Company and its affiliates and that upon termination of employment hereunder, irrespective of the time, manner or cause of said termination, Executive will surrender to Company and its affiliates all such lists, books, records, literature, products and other materials.

8.     Miscellaneous.

8.1 Any notice, demand or communication required or permitted under this Agreement shall be in writing and shall be sufficient when delivered personally, or three (3) days after mailing by registered or certified mail, return receipt requested, or the next day if sent by nationally recognized overnight courier with proof of delivery, in each case postage prepaid, addressed as follows:


       If to the Company:
       AlphaRx Inc.
       75 East beaver Creek, Unit 10
       Richmond Hill, Ontario L4B 1B8
       Attn.: Michael M. Lee, President

       If to the Executive:
       Sai Ming Wong
       Room 1802, Choi Yuk House, Choi Yuen Estate
       Sheung Shui, Hong Kong

       The foregoing addressees may be changed at any time by notice given in the manner herein provided.

8.2 This Agreement constitutes the entire understanding and agreement between Company and Executive regarding its subject matter and supersedes all prior negotiations and agreements, whether oral or written, between them with respect to its subject matter. This Agreement may not be modified except by a written agreement signed by the Executive and the Company.

8.3 This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, executors, successors and assigns, except that this Agreement may not be assigned by the Executive.

8.4 No waiver by either party of any condition or of the breach by the other of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition, or the breach of any other term or covenant set forth in this Agreement. Moreover, the failure of either party to exercise any right hereunder shall not bar the later exercise thereof.

8.5 This Agreement shall be governed by the statutes and common laws of the State of Delaware, excluding it's choice of law statutes or common law.

8.6 The headings of the various sections and paragraphs have been included herein for convenience only and shall not be construed in interpreting this Agreement.

8.7 If any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall, nevertheless, remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.

8.8 This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

       IN WITNESS WHEREOF, this Agreement has been executed by the Executive and on behalf of the Company by its duly authorized officer on the date first above written.


ALPHARMX INC.

By:     /s/ SANDRO PERSIAN                  By:      /s/ MICHAEL M. LEE
    ---------------------------                  ---------------------------
                   Sandro Persia                         Michael M. Lee
                   Secretary                             Chairman/CEO




EXECUTIVE

By:   /s/ SAI MING WONG
    --------------------
          Sai Ming Wong

                                   SIGNATURES:


       Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: December 21, 2000

                                                ALPHARx, INC.

                                                By:   /S/ MICHAEL M. LEE
                                                   -----------------------------
                                                Michael M. Lee, President

                                                Directors:


                                                          /S/ MICHAEL M. LEE
                                                       -------------------------
                                                    Michael M. Lee, Director


                                                          /S/ SAI MING WONG
                                                       -------------------------
                                                    Sai Ming Wong, Director


                                                          /S/ JOSEPH SCHWARTZ
                                                       -------------------------
                                                    Joseph Schwartz, Director


                                                          /S/ SANDRO PERSIA
                                                       -------------------------
                                                    Sandro Persia, Director