Form 10QSB
period 2000-12-31
ALPHARX INC
filed 2001-02-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: December 31, 2000

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                             10-75 East Beaver Creek
                             Ontario L4B 1B8, Canada
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (905) 762-0745

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on February 12, 2000 was 49,388,330.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                December 31, 2000

                                TABLE OF CONTENT

--------------------------------------------------------------------------------
DESCRIPTION                                                                 Page
--------------------------------------------------------------------------------
Part I              Financial Information
--------------------------------------------------------------------------------
Item 1              Financial Statements                                       3
--------------------------------------------------------------------------------
                    Unaudited Balance Sheets as of December 31,
                    2000 and 1999                                              3
--------------------------------------------------------------------------------
                    Unaudited Statements of Operations for the three
                    months ended December 31, 2000 and 1999                    5
--------------------------------------------------------------------------------
                    Unaudited Statements of Cash Flows for the three
                    months ended December 31, 2000 and 1999                    6
--------------------------------------------------------------------------------
                    Notes to the Financial Statements                          7
--------------------------------------------------------------------------------
Item II             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8
--------------------------------------------------------------------------------
Part II             Other Information                                         11
--------------------------------------------------------------------------------
SIGNATURE PAGE                                                                12
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ALPHARx, INC.
                                  -------------
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        As of December 31, 2000 and 1999

                                   (Unaudited)

                                     ASSETS

                                                     December 31   December 31
                                                         2000         1999
                                                      ---------     --------
CURRENT ASSETS
    Cash                                              $   (3017)    $ 69,816
                                                      ---------     --------
     TOTAL CURRENT ASSETS                                 (3017)      69,816

PROPERTY, PLANT & EQUIPMENT, at cost
      Less accumulated deprecation of $14,238(note 4)    68,855
      Less accumulated deprecation of $7,403                           3,672
                                                                    --------

OTHER ASSETS
    Deposit                                              15,000
    Investment                                           46,408       46,408
                                                      ---------     --------
TOTAL ASSETS                                          $ 127,246     $119,896
                                                      =========     ========

See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                        As of December 31, 2000 and 1999

                                                     December 31    December 31
                                                         2000           1999
CURRENT LIABILITIES

   Accounts payable and accrued liabilities          $    29,479    $    13,871
                                                                    -----------
   Accrued Interest                                          949
                                                     -----------
        TOTAL CURRENT LIABILITIES                         30,428         13,871

LONG-TERM LIABILITIES

   Loan Payable                                            4,000
   Loan from Shareholders (note 7)                       132,365
                                                         -------
        TOTAL LONG-TERM LIABILITIES                      136,365

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 49,388,330 shares (note 5)             $     4,939
  Additional paid-in capital                           1,374,291
  Deficit                                             (1,418,777)
                                                     -----------
Common Stock, common, $0.001 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 4,712,833 shares                                      $     4,713
  Additional paid in capital                                          1,148,658
  Deficit                                                            (1,047,346)
                                                                    -----------
TOTAL SHAREHOLDER'S EQUITY                               (39,547)       106,025
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   127,246    $   119,896
                                                     ===========    ===========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 and 1999
                                   (Unaudited)

                                                            December 31
                                                        2000           1999
                                                        ----           ----
SALES                                              $          0    $          0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            132,134          40,427

      LOSS FROM OPERATION                              (132,134)        (40,427)
                                                   ------------    ------------

OTHER INCOME
  Interest Income                                  $         10    $         27
  Other Income                                                              903
                                                   ------------    ------------
                                                             10             930
      LOSS BEFORE INCOME TAXES                         (132,124)        (39,497)

INCOME TAX                                                    0               0
                                                   ------------    ------------
NET LOSS                                           $   (132,124)   $    (39,497)
                                                   ============    ============
BASIC AND DILUTED NET LOSS PER SHARE               $    (0.0002)   $     (0.001)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                49,388,330       4,712,500

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 and 1999
                                   (Unaudited)

                                                                  December 31
                                                               2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                           $(132,124)   $ (39,497)
        Depreciation Amount                                    3,179          877

        Adjustments to reconcile note income to net cash
        Cash provided by operating activities:
           Changes in assets and liabilities:
           Increase (Decrease) in Accounts Payable               639       (5,155)
           Increase in Accrued Interest                          949
        Increase in Prepaid and Deposit                      (15,000)
         Increase in Loan from Shareholders                  130,000
         Increase in Loan Payable                              4,000
                                                           ----------------------
        NET CASH USED BY OPERATIONS ACTIVITIES             $  (8,357)   $ (43,775)

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase of Improvements                              (1,837)
        Purchase of Investment                                             (1,314)
          Acquisition of Machinery & Equipment                (6,767)
                                                           ----------------------
  NET CASH USED BY INVESTING ACTIVITIES                       (8,604)      (1,314)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from Issuance of Stock                                       485
        Increase in Additional Paid-In Capital                            112,858
                                                           ----------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          $       0    $ 113,343

NET INCREASE (DECREASE) IN CASH                              (16,961)      68,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF SEPTEMBER 30, 2000 (1999)                          13,944        1,562
                                                           ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  (3,017)   $  69,816
                                                           =========    =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.
See accountant's review report. The accompanying notes are an integral part of this statement

                                 ALPHARx, INC.

                                  FORM 10-QSB

                               DECEMBER 31, 2000

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of December 31, 2000 and 1999, the results of operations for the three months ended December 31, 2000 and 1999, and the cash flows for the three months ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 31, 2001 or future operating periods.

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's annual report on Form 10-KSB for the year ended September 30, 2000.

2. FORMATION AND ORGANIZATION OF BUSINESS

     ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of December 31, 2000.

3. BASIC AND DILUTED NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as the effect is antidilutive.

4. LOAN FROM SHAREHOLDERS

     At December 31, 2000, the Company's shareholder has advanced $130,000, to the Company. These loans are represented by four separate demand notes, and carry interest from 5% to 12%, and are classified as current liabilities in the accompanying financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the Notes thereto, appearing in this Form 10-QSB. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

     We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $132,124 for the three months ended
December 31, 2000, resulting in an accumulated deficit of approximately $1,418,777. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2000 and 1999

     Losses for the 3 months ended December 31, 2000 and 1999 were $132,124 and $39,497 respectively. The increase was due to higher R&D costs.

     Research and development for the 3 months ended December 31, 2000 and 1999 were $61,948 and $7,392 respectively. The increase was due to the hiring of additional part time technicians and related expenses, increased laboratory supplies and services and equipment improvements.

     General and administrative expenses for the three months ended December 31, 2000 were approximately $70,186 compared to approximately $33,036 during the three months ended December 31, 1999. The increase was due to the additional occupancy expense of our laboratory facility, the increased professional fee and increased labor cost.

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

     The amount of capital we may need will depend on many factors, including :

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended December 31, 2000, AlphaRx has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          None.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES:

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 12, 2001

                                           ALPHARx, INC.


                                         By: /S/ Michael M. Lee
                                             --------------------------
                                             Michael M.  Lee, President

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