Form 10QSB
period 2001-03-31
ALPHARX INC
filed 2001-05-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the quarterly period ended: March 31, 2001

                                       OR

             |_| Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                       For the transition period from: to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of registrant's Common Stock on May 11, 2001 was 49,388,330.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                 March 31, 2001

                                TABLE OF CONTENT

-------------------------------------------------------------------------------
DESCRIPTION                                                                Page
-------------------------------------------------------------------------------
Part I          Financial Information
-------------------------------------------------------------------------------
Item 1          Financial Statements                                          3
-------------------------------------------------------------------------------
                Unaudited Balance Sheets as of March 31, 2001 and 2000        3
-------------------------------------------------------------------------------
                Unaudited Statements of Operations for the three months       5
                ended March 31, 2001 and 2000
-------------------------------------------------------------------------------
                Unaudited Statements of Operations for the six months         6
                ended March 31, 2001 and 2000
-------------------------------------------------------------------------------
                Unaudited Statements of Cash Flows for the six months         7
                ended March 31, 2001 and 2000
-------------------------------------------------------------------------------
                Notes to the Financial Statements                             8
-------------------------------------------------------------------------------
Item II         Management's Discussion and Analysis of Financial             9
                Condition and Results of Operations
-------------------------------------------------------------------------------
Part II         Other Information                                            12
-------------------------------------------------------------------------------
SIGNATURE PAGE                                                               13
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ALPHARx, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                          As of March 31, 2001 and 2000

                                   (Unaudited)

                                     ASSETS

                                                           March 31     March 31
                                                             2001         2000
CURRENT ASSETS

   Cash                                                    $  2,905     $  5,395
                                                           --------     --------

     TOTAL CURRENT ASSETS                                     2,905        5,395

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $17,502             65,592
         Less accumulated deprecation of $8,904                           13,848
                                                                        --------

OTHER ASSETS

   Deposit                                                   15,000
   Investment                                                46,408       46,408
                                                           --------     --------
TOTAL ASSETS                                               $129,905     $ 65,651
                                                           ========     ========

See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                          As of March 31, 2001 and 2000

                                                     March 31         March 31
                                                       2001             2000
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities         $    28,721     $     8,753
   Notes Payable-Current                                                 25,969
   Accrued Interest                                       3,933
                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                        32,654          34,722

LONG-TERM LIABILITIES

   Loan Payable                                           4,000
   Loan from Shareholders (note 3)                      164,003
                                                    -----------
       TOTAL LONG-TERM LIABILITIES                      168,003

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,388,330 shares                    $     4,939
   Additional paid-in capital                         1,374,291
   Deficit                                           (1,449,982)
                                                    -----------
Common Stock, common, $0.001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 4,712,833 shares                                     $     4,713
   Additional paid in capital                                         1,148,658
   Deficit                                                           (1,122,442)
                                                                    -----------
TOTAL SHAREHOLDER'S EQUITY                              (70,752)         30,929
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   129,905     $    65,651
                                                    ===========     ===========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (Unaudited)

                                                                 March 31
                                                           2001          2000
                                                           ----          ----
SALES                                                    $      0      $      0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               31,207        75,096
                                                         --------      --------
         LOSS FROM OPERATION                              (31,207)      (75,096)

OTHER INCOME
   Interest Income                                       $      2      $      0
   Other Income                                                 0             0
                                                         --------      --------
                                                                2             0

         LOSS BEFORE INCOME TAXES                         (31,205)      (75,096)

INCOME TAX                                                      0             0
                                                         --------      --------
                                                                             33
NET LOSS                                                 $(31,205)     $(75,096)

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 and 2000
                                   (Unaudited)

                                                               March 31
                                                          2001           2000
                                                          ----           ----
SALES                                                  $       0      $       0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             163,341        115,506
                                                       ---------      ---------
         LOSS FROM OPERATION                            (163,341)      (115,506)

OTHER INCOME
   Interest Income                                     $      12      $      10
   Other Income                                                0            903
                                                       ---------      ---------
                                                              12            913

         LOSS BEFORE INCOME TAXES                       (163,329)      (114,593)

INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(163,329)     $(114,593)
                                                       ---------      ---------

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 and 2000 (Unaudited)

                                                                March 31
                                                            2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $(163,329)   $(114,593)
   Depreciation Amount                                       6,442        2,378

   Adjustments to reconcile note income to net cash
     Cash provided by operating activities:
        Changes in assets and liabilities:
           Increase (Decrease) in Accounts Payable            (118)     (10,273)
           Increase in Deposit                             (15,000)
           Increase in Accrued Interest                      3,933
           Increase in Loan Payable                          4,000
           Increase in Loan from Shareholders              161,638
           Increase in Notes Payable-Current                             25,969
                                                         ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES        $  (2,434)   $ (96,519)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase of Improvements                          (1,837)
          Purchase of Furiture & Fixtures                               (11,656)
          Acquisition of Machinery & Equipment              (6,768)      (1,335)
                                                         ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES         $  (8,605)   $ (12,991)


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Stock                                      485
       Increase in Additional Paid-In Capital                           112,858
                                                         ---------    ---------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES        $       0    $ 113,343

NET INCREASE (DECREASE) IN CASH                            (11,039)       3,833

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2000 (1999)                        13,944        1,562
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,905    $   5,395
                                                         =========    =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of March 31, 2001 and 2000, the results of operations for the three months and six months ended March 31, 2001 and 2000, and the cash flows for the six months ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three month and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001 or future operating periods.

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's annual report on Form 10-KSB for the year ended September 30, 2000.

2. FORMATION AND ORGANIZATION OF BUSINESS

     ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of March 31, 2001.

3. LOAN FROM SHAREHOLDERS

     At March 31, 2001, the Company's shareholder has advanced $164,003, to the Company. These loans are represented by eleven separate demand notes, and carry interest from 0% to 12%, and are classified as current liabilities in the accompanying financial statements.

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

     We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $31,205 for the three months ended March 31, 2001, resulting in an accumulated deficit of approximately $1,449,982. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

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

RESULTS OF OPERATIONS

     The first six months of fiscal year 2001 ending March 31, 2001 resulted in a net loss $163,329 from operations as compared to $114,593 for the corresponding fiscal 2000 period. The increase was primarily due to higher R&D costs as a result of spending on clinical development. General and administrative expense are less than in 2000 due to general belt tightening.

FINANCIAL POSITION

     The Company went from a shareholders' equity of $30,929 to a deficit shareholders' equity of $70,752 as a result of losses for the six months of $163,329.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, AlphaRx has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          None.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES:

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 11, 2001

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


13