Form 10QSB
period 2001-06-30
ALPHARX INC
filed 2001-08-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the quarterly period ended: June 30, 2001

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

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

The number of outstanding shares of registrant's Common Stock on August 8, 2001 was 50,855,630.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                  June 30, 2001


                                TABLE OF CONTENT

DESCRIPTION                                                                        Page
Part I       Financial Information

Item 1       Financial Statements                                                    3

             Unaudited Balance Sheets as of June 30, 2001 and 2000                   3

             Unaudited Statements of Operations for the three months ended           5
             June 30, 2001 and 2000

             Unaudited Statements of Operations for the nine months ended June       6
             30, 2001 and 2000

             Unaudited Statements of Cash Flows for the nine months ended June       7
             30, 2001 and 2000

             Notes to the Financial Statements                                       8

Item II      Management's Discussion and Analysis of Financial Condition and         11
             Results of Operations

Part II      Other Information                                                       14

SIGNATURE PAGE                                                                       15


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                  ALPHARx, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                          As of June 30, 2001 and 2000

                                   (Unaudited)


                                     ASSETS

                                                                     June 30       June 30
                                                                      2001          2000
CURRENT ASSETS

   Cash                                                             $   (6,327)   $  54,726
   Due from officer                                                                     313
                                                                     ---------    ---------


     TOTAL CURRENT ASSETS                                               (6,327)      55,039


PROPERTY, PLANT & EQUIPMENT, at cost


         Less accumulated deprecation of $21,123(note 4)                69,506
         Less accumulated deprecation of $11,816                                     48,056
                                                                                  ---------

OTHER ASSETS

   Investment                                                           46,408       46,408
                                                                     ---------    ---------


TOTAL ASSETS                                                        $  109,587    $ 149,503
                                                                     =========    =========


See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                          As of June 30, 2001 and 2000


                                                       June 30           June 30
                                                         2001             2000
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities          $    36,347     $     5,247
   Accrued Interest                                        3,933
                                                      ----------       ---------
        TOTAL CURRENT LIABILITIES                         40,280           5,247

LONG-TERM LIABILITIES

   Loan Payable                                            4,000
   Loan from Shareholders                                                  2,365
                                                      ----------      ----------
       TOTAL LONG-TERM LIABILITIES                         4,000           2,365


SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 50,855,630 shares (note 5)            $     5,086
   Additional paid-in capital                          1,557,557
   Deficit                                            (1,497,336)
                                                      ----------
Common Stock, common, $0.001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 4,908,833 shares                                      $     4,909
   Additional paid in capital                                          1,344,344
   Deficit                                                            (1,207,362)
                                                                     -----------
TOTAL SHAREHOLDER'S EQUITY                                65,307         141,891
                                                      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   109,587     $   149,503
                                                      ==========     ===========


See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 and 2000
                                   (Unaudited)


                                                                  June 30
                                                             2001         2000
                                                             ----         ----
SALES                                                    $      0       $      0

SELLING, GENERAL AND ADMINISTRATIVE                        47,354         85,418
EXPENSES                                                  -------        -------

         LOSS FROM OPERATION                              (47,354)       (85,418)

OTHER INCOME
   Interest Income                                       $      0       $    498
   Other Income                                                 0              0
                                                          -------       --------
                                                                0            498

         LOSS BEFORE INCOME TAXES                         (47,354)      (84,920)


INCOME TAX                                                      0             0
                                                          -------       --------

NET LOSS                                                 $(47,354)     $(84,920)
                                                          ========      ========


See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 and 2000


                                                                  June 30
                                                            2001          2000
                                                            ----          ----
SALES                                                  $       0      $       0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             210,695        200,924
                                                        --------       --------

         LOSS FROM OPERATION                            (210,695)      (200,924)
                                                        --------       --------
OTHER INCOME
   Interest Income                                     $      12      $     508
   Other Income                                                0            903
                                                        --------       --------
                                                              12          1,411

         LOSS BEFORE INCOME TAXES                       (210,683)      (199,513)


INCOME TAX                                                     0              0
                                                        --------        -------

NET LOSS                                               $(210,683)     $(199,513)
                                                        ========       ========

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 and 2000


                                                                     June 30
                                                                2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $(210,683)   $(199,513)
   Depreciation Amount                                          10,064        5,290

   Adjustments to reconcile note income to net cash
   Cash provided by operating activities:
     Increase (Decrease) in Accounts Payable                     7,508      (13,779)
     Increase in Due from Officer                                              (313)
     Increase (Decrease) in Loan from Shareholders              (2,365)       2,365
     Increase in Accrued Interest                                3,932
     Increase in Loan Payable                                    4,000
                                                             ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES            $(187,544)   $(205,950)

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase of Improvements                                   (1,837)
     Purchase of Automobiles                                                (22,067)
     Acquisition of Furniture & Fixtures                                    (11,656)
     Acquisition of Machinery & Equipment                      (14,303)     (16,388)
                                                              ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES             $ (16,140)   $ (50,111)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Stock                             147          681
       Increase in Additional Paid-In Capital                  183,266      308,544
                                                             ---------    ---------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES            $ 183,413    $ 309,225

NET INCREASE (DECREASE) IN CASH                                (20,271)      53,164

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD

CASH AS OF September 30, 2000 (1999)                            13,944        1,562
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  (6,327)   $  54,726
                                                             =========    =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of June 30, 2001 and 2000, the results of operations for the three months and nine months ended June 30, 2001 and 2000, and the cash flows for the nine months ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three months period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's annual report on Form 10-KSB for the year ended September 30, 2000.

NOTE 2. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of June 30, 2001.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalent

For purpose of these statements, cash equivalent included cash on hand, cash in bank, and all short-term debt securities purchased with a maturity of three months or less.

Depreciation

The company's property, plant, and equipment are depreciated using the Modified Accelerated Cost Recovery System Method, with recovery period of 3 years & 7 years.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Modified Accelerated Cost Recovery System Method for financial reporting as well as income tax reporting purposes at rates based on the following estimated useful lives:

                Automobiles                           5 years
                Machinery and Equipment               3 years
                Furniture and Fixtures                7 years
                Improvements                         10 years

The company capitalizes expenditures that materially increase assets' lives and expense ordinary repairs and maintenance to operating as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income and related earnings.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.


NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                         Life Year
Automobiles                                 $22,067              5
Machinery & Equipments                       55,069              3
Furniture & Fixtures                         11,656              7
Improvements                                  1,837
                                            -------
     Less accumulated depreciation           21,123
                                            -------
                                            $69,506
                                            =======

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2001, 50,855,630 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

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

       We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $47,354 for the three months ended June 30, 2001, resulting in an accumulated deficit of approximately $1,497,336. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

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

RESULTS OF OPERATIONS

       The first nine months of fiscal year 2001 ending June 30, 2001 resulted in a net loss $210,683 from operations as compared to $199,513 for the corresponding fiscal 2000 period. The increase was primarily due to higher R&D costs as a result of spending on clinical development. General and administrative expense are less than in 2000 due to general belt tightening.

FINANCIAL POSITION

       Shareholders' equity has decreased from $141,891 to $65,307 as a result of losses for the nine months of $210,683.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2001, we have issued or sold an aggregate of 1,467,300 common shares under Regulation S for a total amount of $183,413 that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         None.

     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES:


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 10, 2001


                                             ALPHARx, INC.

                                             By:  /s/ Michael M. Lee
                                                  --------------------------
                                                  Michael M.  Lee, President

                                             Directors:


                                                  /s/ Michael M. Lee
                                                  --------------------------
                                                  Michael M.  Lee, Director


                                                  /s/ Sai Ming Wong
                                                  --------------------------
                                                  Sai Ming Wong, Director


                                                  /s/ Joseph Schwartz
                                                  --------------------------
                                                  Joseph Schwartz, Director


                                                  /s/ Sandro Persia
                                                  --------------------------
                                                  Sandro Persia, Director




15