Form 10KSB
period 2001-09-30
ALPHARX INC
filed 2001-12-31
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended: September 30, 2001

                                       OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from:___________to___________

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2001 (its most recent fiscal year) were $0.00.

The aggregate market value of registrant's Common Stock (the only class of stock outstanding) held by non-affiliates of the registrant on December 18, 2001, based upon the closing price of the Common Stock on the NASD OTC Bulletin Board on such date, was approximately $1,087,500.

The number of outstanding shares of registrant's Common Stock on December 18, 2001 was 50,193,330.

                                  ALPHARx, INC.

                             2001 FORM 10-KSB REPORT

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1.  BUSINESS...........................................................1
   ITEM 2.  PROPERTIES........................................................21
   ITEM 3.  LEGAL PROCEEDINGS.................................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21

PART II.......................................................................22

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...........................................................22
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................24
   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................27
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................27

PART III......................................................................27

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................27
   ITEM 10. EXECUTIVE COMPENSATION............................................29
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....32
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32
   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K...............................................................32


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

COMPANY BACKGROUND

     In this Annual Report on Form 10-KSB, the "company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc.

     AlphaRx, formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission is to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed to AlphaRx Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, our Common Stock ceased trading on the OTC Pink Sheets and began trading on the OTC Bulletin Board under the same symbol.

COMPANY OVERVIEW

     We are a development stage Pharmaceutical company, engaged in the research development and market of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products. We have applied our proprietary drug delivery technologies and formulation skills in four applications:

     Pain Management - developing oral and topical NSAID pharmaceuticals;

     Oral Care Management - developing antimicrobial mouth rinse and toothpaste;

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

PRINCIPAL PRODUCT AND SERVICES AND PRINCIPAL MARKETS

     We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD) drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System) and (ii) SECRET (Self Emulsifying Controlled Release Tablet System).

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

PRODUCT PIPLELINE

     The following is a list of some of our products in the development pipeline:

----------------------------------------------------------------------------------------------------------
Brand Name             Application                   Delivery Technology    Stage          Market Size
----------------------------------------------------------------------------------------------------------
Pain Management                                                                            US$ 3 Billion
----------------------------------------------------------------------------------------------------------
Flexigan cream         Arthritis                     Topical/CLD            Pre-clinical
----------------------------------------------------------------------------------------------------------
Indoflex cream         Arthritis                     Topical/CLD            Pre-clinical
----------------------------------------------------------------------------------------------------------
Flexogan (OTC)         Arthritis                     Topical/CLD            Developed
----------------------------------------------------------------------------------------------------------
Oral Health                                                                                US$ 1 Billion
----------------------------------------------------------------------------------------------------------
ChlorSM Mouth Rinse    Anti-gingivitis, Anti-plaque  Oral/CLD               Developed
----------------------------------------------------------------------------------------------------------
ChlorSM Toothpaste     Anti-gingivitis, Anti-plaque  Oral/CLD               Developed
----------------------------------------------------------------------------------------------------------
OTC Mouth Rinse        Anti-plaque, Breath control   Oral/CLD               Developed
----------------------------------------------------------------------------------------------------------
ARX100C Lozenges       Periodontal Disease           Oral/SECRET            Developed
----------------------------------------------------------------------------------------------------------
Nutraceuticals                                                                             US$ 9 Billion
----------------------------------------------------------------------------------------------------------
CoQ10 ER               Hearth Health                 Oral/SECRET            Developed
----------------------------------------------------------------------------------------------------------
LipoBloc               Cholesterol Lowering          Oral/SECRET            Developed
----------------------------------------------------------------------------------------------------------
LipoLette              Weight-loss                   Oral/SECRET            Developed
----------------------------------------------------------------------------------------------------------
Immnomodulators                                                                            US$ 2 Billion
----------------------------------------------------------------------------------------------------------
ARX-2001               Immunomodulator               Undetermined           R&D
----------------------------------------------------------------------------------------------------------
ARX-2002               Neuro-inflammation            Undetermined           R&D
----------------------------------------------------------------------------------------------------------

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

     Our CLD system utilizes oil in water emulsions that are suitable for incorporation of lipophilic drugs. Drugs are dissolved in the liquid oil core or incorporated into the oil/water interface, according to the drug's hydrophobicity. We believe our CLD system is unique compared with other drug delivery systems because our utility is dependent on the physico-chemical properties of the drug (i.e. insolubility and surface properties) rather than the chemical structure and reactivity.

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

     The principal excipients used in SECRET formulations are highly biocompatible and acceptable to the FDA. SECRET formulated water-insoluble drugs offer the following benefits: (i) lower toxicity formulations; (ii) controlled absorption with resultant reduction in peak to trough ratios; (iii) targeted release of the drug to specific areas within the gastrointestinal tract; (iv) absorption irrespective of the feeding state; (v) minimal potential for dose dumping; (vi) improved oral bioavailability; (vii) enhanced stability; (viii) improved dissolution rate; (ix) less irritation; (x) bioadhesive to mucous membranes for maximum penetration; (xi) high drug payloads; and (xii) lower production cost.

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

     We have identified as potential partners three top tier drug companies we believe have drugs which can derive potential benefits utilizing the BCD Systems and have initiated preliminary discussions with some of these companies. There can be no assurance that any of these discussions will lead to our entering into a development agreement with a collaborative partner or, if such agreement is entered into, that such collaboration will lead to the successful development of a product.

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

Products under Development

     We have two topical NSAID products under development:

          -------------------------------------------------------------
          Brand Name       Active Ingredient       Status
          -------------------------------------------------------------
          Flexigan         1.5% Diclofenac         Pre-clinical
          -------------------------------------------------------------
          Indoflex         2.0% Indomethacin       Pre-clinical
          -------------------------------------------------------------

     Flexigan - Flexigan is a clear topical formulation of CLD, which transports and delivers one of the most effective and widely prescribed NSAIDs, diclofenac, through the skin eliminating the problems typically associated with oral NSAIDs.

     Flexigan does not irritate the skin when the cream is applied topically causing Indomethaic to penetrate rapidly and deeply into the affected parts of the body due to the CLD formulation. CLD are oil-in-water emulsions composed of lipid phase, emulsified in aqueous medium with the aid of natural emulsifiers. CLD do not contain unsafe ingredients and are therefore highly acceptable and of low irritancy.

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

     NSAIDs in emulsion are less irritating to the GI and also bioavailability and absorption kinetic of active ingredient are also improved. Currently, we have developed two oral NSAID products that utilize the SECRET drug delivery system:

     --------------------------------------------------------------------
     Brand Name       Active Ingredient         Status
     --------------------------------------------------------------------
     Flexigan         25 & 50 mg Diclofenac     Research & development
     --------------------------------------------------------------------
     Indoflex         25 & 50 mg Indomethacin   Pre-clinical
     --------------------------------------------------------------------
     Flexigan ER      100 mg Diclofenac         Research & development
     --------------------------------------------------------------------
     Indoflex ER      50 mg Indomethacin        Pre-clinical
     --------------------------------------------------------------------


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

     The antibacterial activity of CHX is associated with the absorption by the bacteria. At neutral pH, the positively charged CHX molecule is absorbed on the surface of the bacteria, where it reacts with negatively charged membrane components. Under acid conditions the absorption decreases, resulting in a reduced antibacterial effect. At low concentrations CHX causes disorganisation of the cytoplasmic membrane, making the bacteria permeable to the drug which inhibit essential metabolic events. At higher concentrations CHX coagulates cytoplasmic constituents and prevents the bacterial cells from recovering.

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

     Older persons are at an increased risk of root caries since they may be impaired, take multiple medications or have partials. Treatment strategies should include antimicrobial agents for both the remineralization of early lesions and prevention of further root caries. In periodontal treatment, CHX is used for post-operative rinsing and as an adjunct to oral hygiene and mechanical debridement. This means that CHX has a significant inhibitory effect on gingivitis, but that it cannot dissolve already formed plaque.

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

Description of Products

     We have the following products to treat the bacterial infections that cause tooth decay and gingivitis:

          ----------------------------------------------------------
          Product Description             Active Ingredient(s)
          ----------------------------------------------------------
          ChlorSM Mouth Rinse             Chlorhexidine w/NaF
          ----------------------------------------------------------
          ChlorSM Toothpaste              Chlorhexidine w/MFP
          ----------------------------------------------------------

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

SME (Sub Micron Emulsion) colloidal toothpaste and mouth rinse

     Chlor(SM) SME toothpaste is a proprietary controlled release therapeutic toothpaste based on the BCD drug delivery system. The active agents in the SME toothpaste are chlorhexidine and Fluoride; it has been proven clinically that the combination of the two active agents has a positive synergetic effect. The SME toothpaste will inhibit demineralization of tooth enamel and provide cavity prevention and pain relieving properties for individuals with exposed dentin caused by receding gums. We, utilizing the BCD formulation, have successfully retained the antimicrobial property of the active agent chlorhexidine in toothpaste form under a stable and controlled release environment. We believe that there is no chlorhexidine toothpaste commercially available in North America.

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

     LipoBloc is a controlled release formulation of hydrophobic phytosterols. Phytosterols have been clinically proven to inhibit cholesterol absorption in the GI Tract and lower LDL in serum levels. The therapeutic usage of phytosterols has been limited because of its poor solubility in water as well as in oil. The suggested therapeutic dosages are 2.5-5.0 grams per day for a 15-20% reduction in serum cholesterol levels. The latest clinical studies have indicated that the same or even significantly better reduction could be achieved with smaller dosages such as 100 - 300 mg per day using oil solubilized form of phytosterols. In one clinical study 300 mg phytosterols formulation with 29% maximum water solubility within 180 minutes demonstrated 38% reduction in serum cholesterol levels. In vitro, LipoBloc with 100 mg phyosterols demonstrated 100% solubility in water in 60 minutes using USP 24 <711> dissolution methodology. We believe that LipoBloc is the most bioavailable phytosterol formulation in the market, we also believe that LipoBloc may have a positive effect in atherosclerotic plaque regression.

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

Trademarks

     We have filed applications in the United States and China Patent and Trademark Office to register the word mark "ChlorSM" and "Oralife" for oral care products, such as medicated mouth rinse, professional dental gels and varnish. We also registered the following trademarks, "Alpha-Source", "Flexogan",
"AlphaRx"   and   "LipoLette"   in

Canada and "Flexogan", "LipoBloc" and "PhytoScience" in the United States. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com." and AlphaRx-Sales.com" for our corporate website.

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

     OTC products that comply with monographs issued by the FDA are subject to various FDA regulations such as cGMP requirements, general and specific OTC labelling requirements (including warning statements), the restriction against advertising for conditions other than those stated in product labelling, and the requirement that in addition to approved active ingredients OTC drugs contain only safe and suitable inactive ingredients. OTC products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an OTC product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

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

EMPLOYEES

     As of September 30, 2001, we employed five people on a full-time basis and two persons on a part-time basis. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

ITEM 2. PROPERTIES

     At September 30, 2001, we leased approximately 1,100 square feet in Richmond Hill, Ontario, under a lease which expires on April 30, 2002. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were  submitted to a vote of security  holders during the fourth
quarter  of  the  fiscal  year  ended   September  30,  2001,   whether  through
solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

     The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deems reliable.

                                                            High       Low
     ---------------------------------------------------------------------------
     Fourth Quarter      (Ended September 30, 2001)         0.87       0.10
     Third Quarter       (Ended June 30, 2001)              0.82       0.11
     Second Quarter      (Ended March 31, 2001)             1.20       0.16
     First Quarter       (Ended December 31, 2000)          1.25       0.10

     The  foregoing   quotations  reflect  inter-dealer  prices  without  retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     Records of our stock transfer agent indicate that as of September 30, 2001, there were approximately 54 record holders of our common stock. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2000, the Company effectuated a ten-for-one stock split of its Common Stock. All of the following information regarding the issuance of shares of our Common Stock has been adjusted, where appropriate, to reflect such stock splits. Since October 1999, we have sold the following securities without registration under the Securities Act:

     1. In October 15, 1999, we issued an aggregate of 315,333 shares of Common Stock to existing shareholders for a total purchase price of $31,533. The proceeds were used for working capital.

     2. In December 31, 1999, we issued an aggregate of 170,000 shares of Common Stock for a total purchase price of $85,000. The proceeds were used for working capital.

     3. In June 30, 2000, we issued an aggregate of 196,000 shares of Common Stock for a total purchase price of $196,000. The proceeds were used for working capital.

     4. In May 8, 2001, we issued an aggregate of 125,000 shares of Common Stock for a total purchase price of $12,500. The proceeds were used for working capital.

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

     We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $505,440 for the year ended September 30, 2001, resulting in an accumulated deficit of approximately $1,792,093. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

     We intend to continue investing in the further development of our drug delivery technologies and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our BCD Drug Delivery Systems. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities, including the purchase of laboratory and pilot scale manufacturing equipment. As additional personnel are hired in 2002 and beyond, expenses can be expected to increase from their 2001 levels.

Results of Operations

Year ended September 30, 2001 compared to year ended September 30, 2000

     Losses for 2001 were $505,440, which is $226,636 more than the losses for the fiscal year ended September 30, 2000. This is principally attributed to the increase in general and administrative expenses of $231,477 that was the result of employment related expenses. The Company recognized accrued salaries of $278,000 for the year ended September 30, 2001.

     At September 30, 2001 the Company had a working capital deficiency of $400,363 compared to working capital of $92,577 at September 30, 2000. The principal item contributing to the deficiency is working capital expenditures supporting operations for fiscal 2001.

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

     We currently have no capital commitments other than the payment of deferred salaries to our employees, aged accounts payable and the payment of rent on our facilities lease.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of September 30, 2001, the name, age, and position of each of our executive officers and directors:

Name                               Age       Position
----                               ---       --------
Michael M.  Lee                    38        Chairman of the Board,
                                             President & Director

Sai Ming Wong, MD                  60        Executive Vice President & Director

Tin Pui Lo                         57        Chief Financial Officer

Joseph Schwarz, Ph.D               47        Chief Scientist & Director

Michael Weisspapir, MD, Ph.D       44        Chief Medical Officer

Sandro Persia                      32        Secretary/Treasurer and Director


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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2001, 2000 and 1999 and each other executive officer of the Company who received compensation in excess of $60,000 for services rendered during any of those years ("named executive officers"). No other executive officer of the Company received compensation in excess of $60,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                 COMPENSATION
        NAME AND                                                             SECURITIES UNDERLYING
   PRINCIPAL POSITION                      YEAR    SALARY ($)    BONUS ($)         OPTION (#)
----------------------------------------------------------------------------------------------------
Michael M. Lee.....................        2001     $74,000         0                    --
 President & C.E.O.                        2000       6,000         0             2,000,000
                                           1999           0         0                    --
Joseph Schwarz.....................        2001     $84,000         0                    --
 Chief Scientist                           2000       6,000         0             1,250,000
                                           1999           0         0                    --
Michael Weisspapir................         2001     $63,000         0                    --
 Chief Medical Scientist                   2000       3,000         0             1,000,000
                                           1999           0         0                    --

     1. No salary and bonus were actually paid to any officers for the year ended 1999, 2000 and 2001, all of which was deferred through December 31, 2001.

Employment Agreements

     The Company has entered into an employment agreement with Michael M. Lee on July 1, 2000, pursuant to which Mr. Lee is employed as President. The agreement, as amended, provides that Mr. Lee will devote all of his business time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $160,000 for the period

July 1, 2001 to December 31, 2001, $240,000 for the period January 1, 2002 to December 31, 2002 and $280,000 for the period January 1, 2003 to December 31, 2003. In addition, pursuant to the employment agreement, Mr. Lee was granted a ten-year option to purchase 2,000,000 shares of Common Stock at an exercise price equal to $0.01 per share, immediately exercisable from the date of the grant, and expiring ten years thereafter.

     The Company has entered into an employment agreement with Dr. Joseph Schwarz, pursuant to which Dr. Schwarz is employed full-time as Chief Scientist for a term of three years commencing on July 1, 2000. Pursuant to the employment agreement, effective as of July 1, 2000, as amended, Dr. Schwarz will devote his full time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $96,000 for the period January 1, 2001 to June 30, 2001, $120,000 for the period July 1, 2001 to December 31, 2001, $160,000 for the period January 1, 2002 to December 31, 2002 and $200,000 for the period January 1, 2003 to December 31, 2003. Dr. Schwarz was granted ten-year options to purchase an aggregate 1,250,000 shares of Common Stock at an exercise price equal to $0.01 per share.

     The Company has entered into an employment agreement with Dr. Michael Weisspapir, pursuant to the agreement, as amended, Dr. Weisspapir is employed full-time as Senior Scientist for a term ending in December 31, 2003. Dr. Weisspapir will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $72,000 for the period January 1, 2001 to June 30, 2001, $96,000 for the period July 1, 2001 to December 31, 2001, $120,000 for the period January 1, 2002 to December 31, 2002 and $160,000 for the period January 1, 2003 to December 31, 2003. Dr. Weisspapir was granted ten-year options to purchase an aggregate 1,000,000 shares of Common Stock at an exercise price equal to $0.01 per share.

     The Company has entered into an employment agreement with Dr. Sai Ming Wong, pursuant to the employment agreement, as amended, Dr. Wong is employed full-time as Executive Vice-President for a term ending in December 31, 2003. Dr. Wong will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $72,000 for the period July 1, 2001 to December 31, 2001, $96,000 for the period January 1, 2002 to December 31, 2002 and $120,000 for the period January 1, 2003 to December 31, 2003. Dr. Wong was granted ten-year options to purchase an aggregate 1,500,000 shares of Common Stock at an exercise price equal to $0.01 per share.

     The following table sets forth the individual grants of stock options made during the fiscal year ended September 30, 2001 to each of the named executive officers.

--------------------------------------------------------------------------------
Name                 Options     % of Total Granted  Exercise    Expiration Date
                     Granted #   to Employees in     Price(3)
                     (1)         Fiscal Year (2)
--------------------------------------------------------------------------------
Michael M. Lee       2,000,000   34.78%              $0.01       June 30, 2010
--------------------------------------------------------------------------------
Joseph Schwarz       1,250,000   21.74%              $0.01       June 30, 2010
--------------------------------------------------------------------------------
Michael Weisspapir   1,000,000   17.39%              $0.01       June 30, 2010
--------------------------------------------------------------------------------
Sai Ming Wong        1,500,000   26.09%              $0.01       June 30, 2010
--------------------------------------------------------------------------------

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

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR END OPTION VALUES

     The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2001 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.23 per share on September 30, 2001. No options were exercised by the named executive officers during fiscal 2001.

--------------------------------------------------------------------------------
Name                Number of Exercisable             Value of Unexercised
                    Options at Fiscal Year-End(#)     In-The-Money Options at
                    Exercisable/Unexercisable         Fiscal Year-End (#)
                                                      Exercisable/Unexercisable
--------------------------------------------------------------------------------
Michael M. Lee      1,000,000/1,000,000               $220,000/$220,000
--------------------------------------------------------------------------------
Joseph Schwarz      625,000/625,000                   $137,500/$137,500
--------------------------------------------------------------------------------
Michael Weisspapir  500,000/500,000                   $110,000/$110,000
--------------------------------------------------------------------------------
Sai Ming Wong       750,000/750,000                   $165,000/$165,000
--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 10% of the Company's
Common Stock. The total number of shares authorized is 100,000,000 shares of Common Stock, each of which has a par value of $0.0001. 49,513,330 shares of Common Stock have been issued and are outstanding.

         Name and Address      Amount and Nature of    Percent of
         Of Owner              Beneficial Owner        Class
         --------------------------------------------------------------
         Michael Lee(1)        33,405,000 shares          68%
         Sai Ming Wong (1)     1,000,000 shares            2%
         Sandro Persia(1)      100,000 shares            0.2%
         Tin Pui Lo(1)         2,000 shares             >0.1%

(1)  Directors and/or Officers

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

     In May 8, 2001, the Company issued an aggregate of 125,000 shares of Common Stock under Regulation S for a total amount of $12,500 that were not registered under the Securities Act of 1933, as amended. The proceeds were used for working capital.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) EXHIBITS

     The exhibits to this Report are listed on the Exhibit Index below. A copy of any of the exhibits listed or referred to below will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to AlphaRx, Inc., 10-75 East Beaver Creek, Richmond Hill, Ontario, Canada L4B 1B8: Shareholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A. 2000 Stock Option Plan.

(b) REPORTS ON FORM 8-K

     We did not file any Current Reports on Form 8-K during the year ended September 30, 2001.

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

3.1(a) Copy of Registrant's Certificate of Amendment to Certificate of Incorporation

3.2                Copy of Registrant's By-Laws (1)

10.1               Copy of Stock Option Plan

10.2               Copy of Employment Agreement between Registrant and
                   Michael Lee

10.2(a)            Copy of Amendment to Michael Lee Employment Agreement

10.3               Copy of Employment Agreement between Registrant and Dr.
                   Joseph Schwarz

10.3(a)            Copy of Amendment to Dr. Joseph Schwarz Employment Agreement

10.4               Copy of Employment Agreement between Registrant and Dr.
                   Michael Weisspapir

10.4(a)            Copy of Amendment to Dr. Michael Weisspapir Employment
                   Agreement

10.5               Copy of Employment Agreement between registrant and Dr. Sai
                   Ming Wong

10.5(a)            Copy of Amendment to Dr. Sai Ming Wong Employment Agreement

(1) Filed as an exhibit with the identical exhibit no. to the company's Registration Statement on Form 10-SB, No. 000-30813 and incorporated herein by reference.

                                  ALPHARX, INC.

               FINANCIAL STATEMENTS AND ACCOUNTANT'S AUDIT REPORT

                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

FINANCIAL STATEMENTS                                                      PAGE
--------------------

INDEPENDENT AUDITOR'S REPORT                                              F-1

BALANCE SHEET                                                             F-2

LIABILITY AND SHAREHOLDERS' EQUITY                                        F-3

STATEMENT OF OPERATIONS                                                   F-4

STATEMENT OF SHAREHOLDERS' EQUITY                                         F-5

STATEMENT OF RETAINED DEFICITS                                            F-6

STATEMENT OF CASH FLOWS                                                   F-7

NOTES TO FINANCIAL STATEMENTS                                             F-8-10

SUPPLEMENTARY INFORMATION
-------------------------

AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                             F-11

SETLLING, GENERAL AND ADMINISTRATIVE EXPENSES                             F-12

                          Independent Auditor's Report

Board of Directors
ALPHARX Inc.

Richmond Hill, Ontario, Canada

     We have audited the accompanying balance sheet of AlphaRx, Inc. as of September 30, 2001, and the related income statements, retained deficits, and cash flow for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALPHARX Inc. at September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Philip K. Yeung, C.P.A.


December 26, 2001

                                  ALPHARX, INC.

                                  BALANCE SHEET

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                                        September 30    September 30
                                                            2001            2000

CURRENT ASSETS

 Cash                                                     $ (16,259)      $ 13,943
                                                          ---------       --------

     TOTAL CURRENT ASSETS                                   (16,259)        13,943

PROPERTY, PLANT & EQUIPMENT, at cost

     Less accumulated deprecation of $29,801(note 3)        135,355

     Less accumulated deprecation of $11,060                                63,431
                                                                          --------

OTHER ASSETS

 Investment (note 4)                                         46,408         46,408
                                                          ---------       --------

TOTAL ASSETS                                              $ 165,504       $123,782
                                                          =========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY FOR THE
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      September 30  September 30
                                                          2001         2000
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities           $    27,778   $    28,840
   Accrued Interest                                        10,335
   Salary Payable                                         278,000
   Notes Payable (note 7)                                 249,754
   Loan From Shareholders                                                 2,365
                                                      -----------   -----------
        TOTAL CURRENT LIABILITIES                         565,867        31,205

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,513,330 shares (note 5)             $     4,951
   Additional paid-in capital                           1,386,779
   Deficit                                             (1,792,093)
                                                      -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,388,330 shares                                    $     4,939
   Additional paid in capital                                         1,374,291
   Deficit                                                           (1,286,653)
                                                                    -----------
TOTAL SHAREHOLDER'S EQUITY                               (400,363)       92,577
                                                      -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   165,504   $   123,782
                                                      ===========   ===========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                             September 30
                                                          2001           2000
                                                          ----           ----

SALES                                                  $       0      $       0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             505,452        280,172
                                                       ---------      ---------

         LOSS FROM OPERATION                            (505,452)      (280,172)

OTHER INCOME
   Interest Income                                     $      12      $     456
   Other Income                                                0            912
                                                       ---------      ---------
                                                              12          1,368

         LOSS BEFORE INCOME TAXES                       (505,440)      (278,804)
                                                       ---------      ---------

INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(505,440)     $(278,804)
                                                       =========      =========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                           Common Stock
                           ------------          Additional    Retained         Total
                      Number of                   Paid-in      Earnings     Shareholders'
                       Shares      Amount         Capital     (Deficits)       Equity
                       ------      ------         -------      --------        ------
Balance at
September 30,
1999                 4,227,500     $4,228        $1,035,800   $(1,007,849)    $  32,179

Issuances of
Stock -
  Common               711,333        711           338,491                     339,202

Stock Split         44,449,497

Net loss for
The year ending
September 30,
2000                                                             (278,804)     (278,804)

Issuances of
Stock-
  Common
  (Note 5)             125,000         12            12,488                      12,500

Net loss for
The year ending
September 30,
2001                                                             (505,440)     (505,440)
                    -------------------------------------------------------------------
                    49,513,330      4,951         1,386,779    (1,792,093)     (400,363)
                    ===================================================================


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                         STATEMENT OF RETAINED DEFICITS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


RETAINED DEFICITS                                   September 30,
                                                    -------------

                                          2001                          2000
                                          ----                          ----

As previously reported

Beginning balance, October 1, 2000    $(1,286,653)   Oct 1, 1999    $(1,007,849)

Net loss for the period                  (505,440)                     (278,804)
                                      -----------                   -----------

Ending balance, September 30, 2001    $(1,792,093)  Sept 30, 2000   $(1,286,653)
                                      ===========                   ===========


See independent auditor's report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                            STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED SEPTEMBER 30, 2001

                                                                 September 30
                                                              2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                $(505,440)   $(278,804)
   Depreciation Amount                                        18,742        4,533

   Adjustments to reconcile  note income to net cash
        Cash provided by operating activities:

        Changes in assets and liabilities:
           Increase (Decrease) in Accounts Payable            (1,061)       9,814
           Increase in Accrued Interest                       10,335
           Increase in Salary Payable                        278,000
           Increase (Decrease) in Loan from Shareholders      (2,365)       2,365
                                                           ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES          $(201,789)   $(262,092)

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of Machinery & Equipment                  (88,831)     (64,729)
          Increase in Improvements                            (1,836)
                                                           ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES           $ (90,667)     (64,729)


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Notes Payable (note 7)      249,754
       Proceeds from Issuance of Stock                            12          711
       Increase in Additional Paid-In Capital                 12,488      338,491
                                                           ---------    ---------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES          $ 262,254    $ 339,202

NET INCREASE (DECREASE) IN CASH                              (30,202)      12,381

CASH AS OF September 30, 2000 (1999)                          13,943        1,562
                                                           ---------    ---------

CASH AS OF September 30, 2001 (2000)                       $ (16,259)   $  13,943
                                                           =========    =========


SUPPLEMENTARY DISCLOSURE

The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.


See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 1. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of September 30, 2001. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year.

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

Depreciation

The company's property, plant, and equipment are depreciated using the Modified Accelerated Cost Recovery System Method, with recovery period of 7 years.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Modified Accelerated Cost Recovery System Method for financial reporting as well as income tax reporting purposes at rates based on the following estimated useful lives:

                 Furniture and Fixtures                  7 years
                 Machinery and Equipment                 7 years
                 Automobile                              5 years
                 Improvements                           10 years

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

                           SEPTEMBER 30, 2001 AND 2000

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued.)

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $68,793 R&D expense had been spent during the twelve month ended September 30, 2001.

NOTE 3. PROPERTY, PLANT & EQUIPMENT
                                                         Life Year

Improvements                             1,836              10
Furniture & Fixtures                 $  11,656               7
Machinery & Equipment                  129,597               3
Automobile                              22,067               5
                                     ---------
                                       165,156

Less accumulated depreciation          (29,801)
                                     ---------
                                     $ 135,355

NOTE 4. INVESTMENTS

The Company had acquired common stocks of a foreign company located in Hong Kong. The total amounted invested is $46,408. The securities invested are not publicly traded.


See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2001, 49,513,330 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

A subscription agreement to issue 125,000 shares was signed on May 2001. The proceed of $12,500 was received in several installments during April 2001. The stock certificates were issued to the shareholders in November 2001.

NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 8 million shares. As of September 30, 2001, the maximum number of shares available for future grants under the Plan is 5,750,000 shares. Under the Plan, the option exercise price and its fair market value are determined to be $0.01. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                           Weighted
                                                            Average
                                               Number of   Exercise
                                                Shares      Price
                                               ---------   --------
Outstanding at June 20, 2000 (plan adoption)   5,750,000   $   0.01
   Granted                                     2,875,000   $   0.01
   Exercised                                           0   $   0.01
   Cancelled                                           0   $   0.01
                                               ---------   --------
Outstanding at September 30, 2001              5,750,000   $   0.01
                                               =========   ========
Options exercisable at September 30, 2001      2,875,000   $   0.01
                                               =========   ========

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.

NOTE 7. NOTES PAYABLE

At September 30, 2001, the Company has a note payable of $249,754. This note is unsecured and bears interest at 0%-12% per annum. The note payable has been classified as current in the accompanying Balance Sheets because repayment is anticipated from January 5, 2002 to September 30, 2002.


See independent auditor's report

            Independent Auditor's Report on Supplementary Information

Board of Directors
ALPHARX, Inc.
Richmond Hill, Ontario, Canada

     We have audited the accompanying financial statements of AlphaRx, Inc. as of and for the year ended September 30, 2001, and have issue our report thereon dated December 26, 2001. Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.



/s/ Philip K. Yeung, C.P.A.


December 26, 2001

                                  ALPHARX, INC.

            SCHEDULE OF SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                         2001             2000
                                                         ----             ----
Advertising                                           $  7,257
Automobile expenses                                      4,603          $  7,344
Bank charge                                                675               501
Contract Labor                                           6,621             7,675
Delivery & Postage                                       3,274             3,093
Depreciation                                            18,742             4,533
Dues & Subscriptions                                     1,396               630
Employee benefits                                          521
Exchange rate loss                                       1,033
Insurance                                                3,968             4,065
Interest expense                                        11,595               693
License                                                  1,540             1,998
Meals & Entertainment                                    1,061             1,324
Miscellaneous                                              250               368
Office expense                                           5,667             8,944
Printing & Reproduction                                    751
Professional fees                                       51,220           126,470
Research & Development                                  68,793            74,990
Rent expense                                            19,179            11,016
Repairs & Maintenance                                      210
Salary expense                                         278,000
Security                                                                     394
Supplies                                                 1,922             3,268
Telephone                                                5,861             5,573
Travel                                                   9,759            15,664
Utility                                                  1,554             1,629
                                                      --------          --------
        TOTAL                                         $505,452          $280,172
                                                      ========          ========


See independent auditor's report
The accompanying notes are an integral part of this statement