Form 10QSB
period 2001-12-31
ALPHARX INC
filed 2002-02-15
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: December 31, 2001

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


The number of outstanding shares of registrant's Common Stock on February 8, 2002 was 53,984,723.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                December 31, 2001


                                TABLE OF CONTENT


DESCRIPTION                                                                        Page
-----------                                                                        ----
Part I         Financial Information

Item 1         Financial Statements                                                 3

               Unaudited Balance Sheets as of December 31, 2001 and 2000            3

               Unaudited  Statements  of  Operations  for the three months ended    5
               December 31, 2001 and 2000

               Unaudited  Statements  of Cash Flows for the three  months  ended    6
               December, 2001 and 2000

               Notes to the Financial Statements                                    7

Item II        Management's  Discussion and Analysis of Financial  Condition and    11
               Results of Operations

Part II        Other Information                                                    14

SIGNATURE PAGE                                                                      15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                  ALPHARx, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                   (Unaudited)



                                     ASSETS

                                                        December 31  December 31
                                                           2001         2000
CURRENT ASSETS

Cash                                                     $  4,626     $  (3,017)
   Loan-Kai Yi Sung                                         2,928
   Inventory                                               13,688
   Due from officer                                         1,335
                                                         --------     ---------

     TOTAL CURRENT ASSETS                                  22,577        (3,017)


PROPERTY, PLANT & EQUIPMENT, at cost

       Less accumulated deprecation of $35,367(note 4)    129,789
       Less accumulated deprecation of $14,238                           68,855
                                                                      ---------


OTHER ASSETS

   Deposit                                                               15,000
   Investment                                              46,408        46,408
                                                         --------     ---------

TOTAL ASSETS                                             $198,774     $ 127,246
                                                         ========     =========


See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                        As of December 31, 2001 and 2000


                                                        December 31  December 31
                                                           2001         2000
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities           $    32,222     $  29,479
   Accrued Interest                                        15,285           949
   Notes Payable-Current                                  316,945
                                                      -----------     ---------
        TOTAL CURRENT LIABILITIES                         364,452        30,428

LONG-TERM LIABILITIES

   Loan Payable                                                           4,000
   Loan from Shareholders                                               132,365
                                                                      ---------
       TOTAL LONG-TERM LIABILITIES                                      136,365


SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 53,984,723 shares (note 5)             $     5,398
   Additional paid-in capital                           1,828,348
   Deficit                                             (1,999,424)
                                                      -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,388,330 shares                                      $   4,939
   Additional paid in capital                                         1,374,291
   Deficit                                                           (1,418,777)
                                                                      ---------
TOTAL SHAREHOLDER'S EQUITY                               (165,678)      (39,547)
                                                      -----------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   198,774     $ 127,246
                                                      ===========     =========


See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000
                                   (Unaudited)


                                                               December 31
                                                          2001            2000
                                                          ----            ----
SALES                                                  $       0      $       0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             207,331        132,134
                                                       ---------      ---------


         LOSS FROM OPERATION                            (207,331)      (132,134)

OTHER INCOME
   Interest Income                                     $       0      $      10
   Other Income                                                0              0
                                                       ---------      ---------
                                                               0             10

         LOSS BEFORE INCOME TAXES                       (207,331)      (132,124)


INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(207,331)     $(132,124)
                                                       =========      =========


See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000

                                                                December 31
                                                             2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                               $(207,331)  $(132,124)
   Depreciation Amount                                        5,566       3,179

   Adjustments to reconcile  note income to net cash
     Cash provided by operating activities:
           Changes in assets and liabilities:
           Increase in Prepaid and Deposit                              (15,000)
           Increase (Decrease) in Accounts Payable            4,445         639
           Increase in Accrued Interest                       4,949         949
           Decrease in Payroll Liabilities                 (278,000)
           Increase in Loan Payable                                       4,000
           Increase in Due from Officer                      (1,335)
           Increase in Loan-Kai Yi Sung                      (2,928)
           Increase in Inventory                            (13,688)
           Increase (Decrease) in Loan from Shareholders                130,000
           Increase in Notes Payable-Current                 67,191
                                                          ---------   ---------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES         $(421,131)  $  (8,357)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase of Improvements                                       (1,837)
          Acquisition of Machinery & Equipment                           (6,767)
                                                          ---------   ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES          $       0      (8,604)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Stock                          447
       Increase in Additional Paid-In Capital               441,569
                                                          ---------   ---------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES         $ 442,016   $       0

NET INCREASE (DECREASE) IN CASH                              20,885     (16,961)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2001 (2000)                        (16,259)     13,944
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   4,626   $  (3,017)
                                                          =========   =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARx, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of December 31, 2001 and 2000, the results of operations for the three months ended December 31, 2001 and 2000, and the cash flows for the three months ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three months period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's Form 10SB registration statement.

NOTE 2. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of December 31, 2001.


See accountant's review report

                                  ALPHARx, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

Depreciation

The company's property, plant, and equipment are depreciated using the Modified Accelerated Cost Recovery System Method, with recovery period of 3 years & 10 years.

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


See accountant's review report

                                  ALPHARx, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $42,183 R&D expense had been spent during the interim period.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                           Life Year
Automobiles                         $  22,067                  5
Machinery & Equipments                129,597                  3
Furniture & Fixtures                   11,656                  7
Improvements                            1,836
                                    ---------
     Less accumulated depreciation     35,367
                                    ----------
                                    $ 129,789


NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2001, 53,984,723 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.


See accountant's review report

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 8 million shares. As of December 31, 2001, the maximum number of shares available for future grants under the Plan is 5,750,000 shares. Under the Plan, the option exercise price and its fair market value are determined to be $US0.01. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                     Weighted
                                                                      Average
                                                  Number of          Exercise
                                                   Shares             Price
                                                 ----------         ---------
Outstanding at June 20, 2000 (plan adoption)      5,750,000             $0.01
   Granted                                        2,875,000             $0.01
   Exercised                                              0             $0.01
   Cancelled                                              0             $0.01
                                                 ----------         ---------
Outstanding at December 31, 2001                  5,750,000             $0.01
                                                 ==========         =========
Options exercisable at December 31, 2001          2,875,000             $0.01
                                                 ==========         =========

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.


See accountant's review report

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

     We have experienced significant operating losses since our inception, and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $207,331 for the three months ended
December 31, 2001, resulting in an accumulated deficit of approximately $1,999,424. To date, we have received only limited revenue, all of which has been from interest earned from invested funds.

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

RESULTS OF OPERATIONS

     The first three months of fiscal year 2002 ending December 31, 2001 resulted in a net loss $207,331 from operations as compared to $132,124 for the corresponding fiscal 2001 period. The increase was primarily due to higher R&D and general administrative costs as a result of spending on clinical development.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2001, we have issued or sold an aggregate of 511,393 common shares to foreign investors under Regulation S for a total amount of $45,931 that were not registered under the Securities Act of 1933, as amended. The Company's management accepted 3,960,000 restricted shares at $0.10 each in lieu of their salary up to December 31, 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              None.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES:


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2002


                                                ALPHARx, INC.

                                               By:/S/ Michael M. Lee
                                                  --------------------------
                                                  Michael M.  Lee, President


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