Form 10QSB
period 2002-03-31
ALPHARX INC
filed 2002-05-20
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                 For the quarterly period ended: March 31, 2002

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0005 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The number of outstanding shares of registrant's Common Stock on May 13, 2002 was 12,179,332.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                 March 31, 2002

                                TABLE OF CONTENT

DESCRIPTION                                                                 Page
                                                                            ----

Part I            Financial Information

Item 1            Financial Statements                                         3

                  Unaudited Balance Sheets as of March 31, 2002 and 2001       3

                  Unaudited Statements of Operations for the three
                  months ended March 31, 2002 and 2001                         5

                  Unaudited Statements of Operations for the six
                  months ended March 31, 2002 and 2001                         6

                  Unaudited Statements of Cash Flows for the six
                  months ended March 31, 2002 and 2001                         7

                  Notes to the Financial Statements                            8

Item II           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Part II           Other Information                                           14

SIGNATURE PAGE                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ALPHARx, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                          As of March 31, 2002 and 2001

                                   (Unaudited)

                                     ASSETS

                                                           March 31   March 31
                                                             2002       2001
CURRENT ASSETS

   Cash                                                    $  3,723
   Accounts Receivable                                       14,488
   Due from Officer                                           1,335
   Loan-Michael Lee                                           3,305
   Inventory                                                 47,856   $  2,905
                                                           --------   --------

     TOTAL CURRENT ASSETS                                    70,707      2,905

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $40,934(note 4)    124,223
         Less accumulated deprecation of $17,502                        65,592
                                                                      --------

OTHER ASSETS

   Deposit                                                              15,000
   Investment                                                46,408     46,408
                                                           --------   --------

TOTAL ASSETS                                               $241,338   $129,905
                                                           ========   ========

See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                          As of March 31, 2002 and 2001

                                                 March 31       March 31
                                                   2002           2001
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities    $    34,250    $    28,721
   Notes Payable-Current                           318,114
   Salary Payable                                  154,000
   Sales Tax Payable                                   787
   Accrued Interest                                 22,166          3,933
                                               -----------    -----------
        TOTAL CURRENT LIABILITIES                  529,317         32,654

LONG-TERM LIABILITIES

   Loan Payable                                                     4,000
   Loan from Shareholders                                         164,003
                                                              -----------
       TOTAL LONG-TERM LIABILITIES                                168,003

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0005 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 11,193,064 shares (note 5)      $     5,596
   Additional paid-in capital                    1,923,330
   Deficit                                      (2,216,905)
                                               -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,388,330 shares                              $     4,939
   Additional paid in capital                                   1,374,291
   Deficit                                                     (1,449,982)
                                                              -----------
TOTAL SHAREHOLDER'S EQUITY                        (287,979)       (70,752)
                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   241,338    $   129,905
                                               ===========    ===========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)


                                                      March 31
                                                  2002        2001
                                                  ----        ----

SALES                                          $  13,840    $      0

COST OF SALES                                      9,932
                                               ---------
GROSS PROFIT                                       3,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     221,389      31,207
                                               ---------    --------

         LOSS FROM OPERATION                    (217,481)    (31,207)

OTHER INCOME
   Interest Income                             $       0    $      2
                                               ---------    --------
                                                       0           2

         LOSS BEFORE INCOME TAXES               (217,481)    (31,205)

INCOME TAX                                             0           0
                                               ---------    --------

NET LOSS                                       $(217,481)   $(31,205)
                                               =========    ========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)

                                                       March 31
                                                 2002         2001
                                                 ----         ----

SALES                                          $  13,840    $       0

COST OF SALES                                      9,932
                                               ---------
GROSS PROFIT                                       3,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     428,720      163,341
                                               ---------    ---------

         LOSS FROM OPERATION                    (424,812)    (163,341)

OTHER INCOME

   Interest Income                                          $      12
                                                            ---------
                                                                   12

         LOSS BEFORE INCOME TAXES               (424,812)    (163,329)

INCOME TAX                                             0            0
                                               ---------    ---------
NET LOSS                                       $(424,812)   $(163,329)
                                               =========    =========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2002 and 2001 (Unaudited)

                                                                                        March 31
                                                                                    2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                      $(424,812)   $(163,329)
   Depreciation Amount                                                              11,132        6,442

   Adjustments to reconcile note income to net cash
     Cash provided by operating activities:
             Changes in assets and liabilities:
           Increase in Accounts Receivable                                         (14,488)
           Increase (Decrease) in Accounts Payable                                   6,472         (118)
           Increase in Deposits                                                                 (15,000)
           Increase in Accrued Interest                                             11,831        3,933
           Increase in Loan Payable                                                               4,000
           Increase in Loan from Shareholders                                                   161,638
           Decrease in Salary Payable                                             (124,000)
           Increase in Sales Tax Payable                                               787
           Increase in Due from Officer                                             (1,335)
           Increase in Loan-Michael Lee                                             (3,305)
           Increase in Inventory                                                   (47,856)
           Increase in Notes Payable-Current                                        68,360
                                                                                 ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES                                $(517,214)   $  (2,434)

CASH FLOWS FROM INVESTING ACTIVITIES
           Increase of Improvements                                                              (1,837)
           Acquisition of Machinery & Equipment                                                  (6,768)
                                                                                 ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                 $       0       (8,605)

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from Issuance of Stock                                             645
           Increase in Additional Paid-In Capital                                  536,551
                                                                                 ---------    ---------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES                                $ 537,196    $       0

NET INCREASE (DECREASE) IN CASH                                                     19,982      (11,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2001 (2000)                                               (16,259)      13,944
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   3,723    $   2,905
                                                                                 =========    =========


SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of March 31, 2002 and 2001, the results of operations for the six months ended March 31, 2002 and 2001, and the cash flows for the six months ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the six months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's Form 10SB registration statement.

NOTE 2. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of March 31, 2002.

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

Depreciation

The company's property, plant, and equipment are depreciated using the Modified Accelerated Cost Recovery System Method, with recovery period of 3 years to 10 years.

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

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                     Life Year
Automobiles                           $  22,067          5
Machinery & Equipments                  129,597          3
Furniture & Fixtures                     11,656          7
Improvements                              1,837         10
                                       --------
     Less accumulated depreciation       40,934
                                       --------
                                       $124,223
                                       ========

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2002, 11,193,064 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0005.

On March 20, 2002 the Company's board of directors declared a one-for-five share consolidation on the shares of the Company's common stock. Upon the effectiveness of the share consolidation, five shares of common stock will be converted and reclassified as one share of post-consolidation common stock, and each existing stock certificate will represent one-fifth the number of shares shown thereon. The Company's new common stock began trading on March 21, 2002. The Company amended the current par value of $0.0001 per share to $0.0005 for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been restated to reflect the effect of the share consolidation for all periods presented.

NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 1,600,000 shares. As of March 31, 2002, the maximum number of shares available for future grants under the Plan is 1,150,000 shares. Under the Plan, the option exercise price and its fair market value are determined to be $0.05. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital.

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

General

      We are a development stage drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor G.I. absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.

      We began to test market several consumer health products to the Canadian and US markets under the AlphaRx brand name in February 2002, via the company's website at www.alpharxonline.com. Test marketing and additional clinical human studies to substantiate expected marketing claims, including comparative advertising claims, are expected to continue throughout 2002. Assuming the successful completion of test marketing, a national roll-out of several over-the-counter products are expected to occur in the fourth quarter of 2002, at which time management anticipates the Company emerging from the development stage.

      We intend to continue investing in the further development of our drug delivery technologies and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our drug delivery systems. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities.

RESULTS OF OPERATIONS

      The first six months of fiscal year 2002 ending March 31, 2002 resulted in a net loss $424,812 from operations as compared to $163,329 for the corresponding fiscal 2001 period. The increase was primarily due to higher R&D costs as a result of spending on pre-clinical and clinical development.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed operations principally from the sale of Common Stock and expect to continue this practice to fund our ongoing activities.

      We incurred a net loss of approximately $424,812 for the six months ended March 31, 2002, resulting in an accumulated deficit of approximately $2,216,905. We expect to continue to incur operating losses and may require additional financing to continue our operations thereafter.

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

      3.    regulatory processes; and

      4.    manufacture and market products using our drug delivery systems.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2002, we have issued or sold an aggregate of 190,000 common shares at $0.15 per share to foreign investors for a total amount of $28,500 that were not registered under the Securities Act of 1933, as amended and issued 104,600 unregistered and restricted shares for services.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            None.

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES:

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: May 17, 2002


                                  ALPHARx, INC.


                                  By:  /S/ Michael M. Lee
                                      --------------------------
                                      Michael M.  Lee, President


                                  Directors:

                                       /S/ Michael M. Lee
                                      --------------------------
                                      Michael M.  Lee, Director


                                        /S/ Sai Ming Wong
                                      --------------------------
                                      Sai Ming Wong, Director


                                       S/ Joseph Schwartz
                                      --------------------------
                                      Joseph Schwartz, Director


                                       /S/ Sandro Persia
                                      --------------------------
                                       Sandro Persia, Director