Form 10QSB
period 2002-06-30
ALPHARX INC
filed 2002-08-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2002

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

The number of outstanding shares of registrant's Common Stock on August 8, 2002 was 13,345,000.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                  June 30, 2002

                                TABLE OF CONTENT

--------------------------------------------------------------------------------
DESCRIPTION                                                                 Page
--------------------------------------------------------------------------------
Part I           Financial Information

--------------------------------------------------------------------------------
Item 1           Financial Statements                                       3

--------------------------------------------------------------------------------
                 Unaudited Balance Sheets as of June 30, 2002 and 2001      3

--------------------------------------------------------------------------------
                 Unaudited Statements of Operations for the three months
                 ended June 30, 2002 and 2001                               5

--------------------------------------------------------------------------------
                 Unaudited Statements of Operations for the nine months
                 ended June 30, 2002 and 2001                               6

--------------------------------------------------------------------------------
                 Unaudited Statements of Cash Flows for the nine months
                 ended June 30, 2002 and 2001                               7

--------------------------------------------------------------------------------
                 Notes to the Financial Statements                          8

--------------------------------------------------------------------------------
Item II          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

--------------------------------------------------------------------------------
Part II          Other Information                                         14

--------------------------------------------------------------------------------
SIGNATURE PAGE                                                             15
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ALPHARx, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                          As of June 30, 2002 and 2001

                                   (Unaudited)

                                     ASSETS

                                                              June 30      June 30
                                                               2002          2001
CURRENT ASSETS

   Cash                                                      $  5,072     $  (6,327)
   Accounts Receivable                                         14,488
   Due from Officer                                             1,587
   Notes Receivable                                             4,398

   Inventory                                                   47,797
                                                             --------     ---------

     TOTAL CURRENT ASSETS                                      73,342        (6,327)

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $46,594 (note 4)     121,059
         Less accumulated deprecation of $21,123                             69,506
                                                                          ---------

OTHER ASSETS

   Deposit
   Investment                                                  46,408        46,408
                                                             --------     ---------

TOTAL ASSETS                                                 $240,809     $ 109,587
                                                             ========     =========

See accountant's review report

The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                          As of June 30, 2002 and 2001

                                                   June 30          June 30
                                                     2002             2001
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities      $       440      $    36,347
   Notes Payable-Current                             474,164
   Salary Payable                                    154,000
   Sales Tax Payable                                     787
   Accrued Interest                                   29,117            3,933
                                                 -----------      -----------
        TOTAL CURRENT LIABILITIES                    658,508           40,280

LONG-TERM LIABILITIES

   Deposit                                             5,000
   Loan Payable                                                         4,000
                                                 -----------      -----------
       TOTAL LONG-TERM LIABILITIES                     5,000            4,000

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0005 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 11,793,064 shares (note 5)        $     5,896
   Additional paid-in capital                      1,923,330
   Deficit                                        (2,351,925)
                                                 -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 50,855,630 shares                                  $     5,086
   Additional paid in capital                                       1,557,557
   Deficit                                                         (1,497,336)
                                                                  -----------
TOTAL SHAREHOLDER'S EQUITY                          (422,699)          65,307
                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $   240,809      $   109,587
                                                 ===========      ===========

See accountant's review report

The accompanying notes are an integral part of this statement

                                  ALPHARx, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 and 2001
                                   (Unaudited)

                                                                June 30
                                                            2002           2001
                                                            ----           ----
SALES                                                  $     142       $      0

COST OF SALES                                                 59
                                                       ---------

GROSS PROFIT                                                  83

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             135,104         47,354
                                                       ---------       --------

         LOSS FROM OPERATION                            (135,021)       (47,354)

OTHER INCOME
   Interest Income                                     $       1       $      0
   Other Income                                                0              0
                                                       ---------       --------
                                                               0              0

         LOSS BEFORE INCOME TAXES                       (135,020)       (47,354)

INCOME TAX                                                     0              0
                                                       ---------       --------

NET LOSS                                               $(135,020)      $(47,354)
                                                       =========       ========

See accountant's review report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 and 2001

                                                               June 30
                                                           2002            2001
                                                           ----            ----
SALES                                                 $  13,982       $       0

COST OF SALES                                             9,991
                                                      ---------

GROSS PROFIT                                              3,991

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            563,824         210,695
                                                      ---------       ---------

         LOSS FROM OPERATION                           (559,833)       (210,695)

OTHER INCOME
   Interest Income                                    $       1       $      12
                                                      ---------       ---------
                                                              1              12

         LOSS BEFORE INCOME TAXES                      (559,832)       (210,683)

INCOME TAX                                                    0               0
                                                      ---------       ---------

NET LOSS                                              $(559,832)      $(210,683)
                                                      =========       =========

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 and 2001

                                                                June 30
                                                          2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                            $(559,832)     $(210,683)
   Depreciation Amount                                    16,793         10,064

   Adjustments to reconcile note income to net cash
     Cash provided by operating activities:
        Changes in assets and liabilities:
        Increase in Accounts Receivable                  (14,488)
        Increase (Decrease) in Accounts Payable          (27,337)         7,508
        Increase in Customer Deposits                      5,000
        Increase in Accrued Interest                      18,782          3,932
        Increase in Loan Payable                                          4,000
        Decrease in Loan from Shareholders                               (2,365)
        Decrease in Salary Payable                      (124,000)
        Increase in Sales Tax Payable                        787
        Increase in Due from Officer                      (1,587)
        Increase in Loan-Kai Yi Sung                      (4,399)
        Increase in Inventory                            (47,797)
        Increase in Notes Payable-Current                224,410
                                                       ------------------------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES      $(513,668)     $(187,544)

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase of Improvements                                         (1,837)
        Acquisition of Machinery & Equipment              (2,497)       (14,303)
                                                       ------------------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES       $  (2,497)     $ (16,140)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from Issuance of Stock                      945            147
        Increase in Additional Paid-In Capital           536,551        183,266
                                                       ------------------------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES      $ 537,496      $ 183,413

NET INCREASE (DECREASE) IN CASH                           21,331        (20,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2001 (2000)                     (16,259)        13,944
                                                       ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   5,072      $  (6,327)
                                                       =========      =========

SUPPLEMENTARY DISCLOSURE:

The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of June 30, 2002 and 2001, the results of operations for the nine months ended June 30, 2002 and 2001, and the cash flows for the nine months ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the nine months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's Form 10SB registration statement.

NOTE 2. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is still in its developing stage and had no active business operation as of June 30, 2002.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

                                  June 30, 2002

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                                     Life Year
                  Automobiles                            $ 22,067            5
                  Machinery & Equipments                  132,093            3
                  Furniture & Fixtures                     11,656            7
                  Improvements                              1,837           10
                                                         --------
                       Less accumulated depreciation       46,594
                                                         --------
                                                         $121,059

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2002, 11,793,064 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0005.

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

RESULTS OF OPERATIONS

      The first nine months of fiscal year 2002 ending June 30, 2002 resulted in a net loss $559,832 from operations as compared to $210,683 for the corresponding fiscal 2001 period. The increase was primarily due to higher R&D costs as a result of spending on pre-clinical and clinical development.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed operations principally from the sale of Common Stock and expect to continue this practice to fund our ongoing activities.

      We incurred a net loss of approximately $559,832 for the nine months ended June 30, 2002, resulting in an accumulated deficit of approximately $2,351,925. We expect to continue to incur operating losses and may require additional financing to continue our operations thereafter.

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

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            None.

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES:

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 13, 2002

                                           ALPHARx, INC.

                                        By: /S/ Michael M. Lee
                                            ------------------------------------
                                                Michael M.  Lee, President


                                        Directors:

                                            /S/ Michael M. Lee
                                            ------------------------------------
                                            Michael M.  Lee, Director

                                            /S/ Sai Ming Wong
                                            ------------------------------------
                                            Sai Ming Wong, Director

                                            /S/ Joseph Schwartz
                                            ------------------------------------
                                            Joseph Schwartz, Director

                                            /S/ Sandro Persia
                                            ------------------------------------
                                            Sandro Persia, Director


15