Form 10KSB
period 2002-09-30
ALPHARX INC
filed 2003-01-08
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: September 30, 2002

                                       OR

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: _____________ to ______________

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
|_|

Registrant's revenues for its fiscal year ended September 30, 2002 (its most recent fiscal year) were $282.

The aggregate market value of registrant's Common Stock (the only class of stock outstanding) held by non-affiliates of the registrant on December 23, 2002, based upon the closing price of the Common Stock on the NASD OTC Bulletin Board on such date, was approximately $3,425,710.

The number of outstanding shares of registrant's Common Stock on December 23, 2002 was 15,617,341.

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

                                     PART I

Item 1. Business

COMPANY BACKGROUND

      In this Annual Report on Form 10-KSB, the "company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc.

      AlphaRx, formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission is to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed to AlphaRx Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, our Common Stock ceased trading on the OTC Pink Sheets and began trading on the OTC Bulletin Board under the same symbol. Subsequent to March 19, 2002, we changed our symbol to ALRX after effecting a reverse split on a 1 for 5 basis. All references to common stock have been retroactively restated.

COMPANY OVERVIEW

      We are a development stage Pharmaceutical company, engaged in the research development and market of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products. We have applied our proprietary drug delivery technologies and formulation skills in three applications:

      Pain Management - developing topical NSAID pharmaceuticals;

      Nutraceuticals - developing bioavailable specialized supplements with therapeutic benefits; and

      Neuroprotection - developing heterocyclic cyclopentene derivatives with immunostimulating and anti-inflammatory activities.

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

PRODUCT PIPLELINE

         The following is a list of some of our products in the development pipeline:

Brand Name                  Application                    Delivery Technology     Stage           Market Size
----------                  -----------                    -------------------     -----           -----------
Pain Management                                                                                    US$ 3 Billion
Flexigan cream              Arthritis                      Topical/CLD             Pre-clinical
Indoflex cream              Arthritis                      Topical/CLD             Pre-clinical
Flexogan cream (OTC)        Pain Relief                    Topical/CLD             Developed

Nutraceuticals                                                                                     US$ 9 Billion
CoQ10 ER                    Hearth Health                  Oral/SECRET             Developed
ARX100C                     Oral Health                    Oral/SECRET             Developed
LipoBloc                    Cholesterol Lowering           Oral/SECRET             Developed
LipoLette                   Weight-loss                    Oral/SECRET             Developed

Neuroprotection                                                                                    US$ 2 Billion
ARX-2001                    Neuroprotection                Undetermined            Pre-clinical
ARX-2002                    Neuro-inflammation             Undetermined            Pre-clinical

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

Products under Development

      We have several topical NSAID products under development:

           Brand Name           Active Ingredient            Status
           ----------           -----------------            ------
           Flexigan             1.5% Diclofenac              Pre-clinical
           Indoflex             2.0% Indomethacin            Pre-clinical
           Flexogan             Menthol, Camphor,            OTC
                                Methyl Salicylate

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

      Flexogan - A series of over-the-counter pain relieving CLD products. These are deep-penetrating emulsions, scientifically formulated to provide fast, effective and long lasting relief from arthritis, joint and muscle pain. Flexogan comes with 4 formulations - Muscle Pain Formula, Arthritis Formula, Sport Formula and Sport Ultra Formula.

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

NEUROPROTECTION

      We discovered a new group of synthetic compounds with pronounced immunostimulating and anti-inflammatory activity. More than 20 novel compounds were prepared and tested in vivo for their antiflogistic and immunoaugmenting properties. They showed unprecedented activity in conjunction with remarkably low toxicity.

      ARX2001/ARX2002 Heterocyclic Cyclopentene Derivatives, our new chemical additives are currently being tested at the Toronto Western Hospital, Toronto, Canada. These compounds exhibited strong anti-inflammatory and neuroprotection activity and demonstrated an 80% suppression of inflammation by oral administration after 3 hours (in dose 1 mg/kg).

      Preliminary data suggests high protection of neuronal cells from damage induced by oxygen-glucose deprivation (OGD) model. Brain tissue, treated with ARX 2001 were much less sensitive to ischemia and showed faster and complete recovery.

      These compounds may be used for the clinical treatment of stroke, head trauma, Alzheimer disease, multiple sclerosis and neuro-inflammatory disease.

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

Trademarks

      We have filed applications in the United States and China Patent and Trademark Office to register the word mark "ChlorSM" and "Oralife" for oral care products, such as medicated mouth rinse, professional dental gels and varnish. We also registered the following trademarks, "BCD", "Flexogan", "AlphaRx", "PhytoScience" and "LipoLette" in Canada and "Flexogan", "LipoBloc" and "PhytoScience" in the United States. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

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

EMPLOYEES

      As of September 30, 2002, we employed five people on a full-time basis and two persons on a part-time basis. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

ITEM 2. PROPERTIES

      At September 30, 2002, we leased approximately 1,100 square feet in Richmond Hill, Ontario, under a lease which expires on April 30, 2003. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. We believe the lawsuit has no merit and we plan to defend it vigorously. We denies any breach of contract and have filed Statement of Defence accordingly, In any event, the entire claim is accrued in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

      The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deems reliable.

                                                           High          Low
                                                           ----          ---
       Fourth Quarter      (Ended September 30, 2002)      0.81          0.43
       Third Quarter       (Ended June 30, 2002)           0.80          0.12
       Second Quarter      (Ended March 31, 2002)          0.45          0.05
       First Quarter       (Ended December 31, 2001)       1.20          0.05

      The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The reported bid prices reflect the 5 for 1 reverse stock split that occurred on March 19th, 2002.

      Records of our stock transfer agent indicate that as of September 30, 2002, there were approximately 58 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

DIVIDENDS

      We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next twelve (12) to twenty (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders.

      The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the Common Stock of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

      In March 2002, we effectuated a five-for-one reverse stock split of our Common Stock. All of the following information regarding the issuance of shares of our Common Stock has been adjusted, where appropriate, to reflect such stock splits. The following unregistered securities have been issued since October, 1999 and are previously disclosed in our 10-QSB's unless otherwise noted:

Date                 No. of Shares         Title            Valued At       Reason
----                 -------------         -----            ---------       ------
Oct. 15/99           630,666               Common           $0.05           Private Placement
Dec. 31/99           340,000               Common           $0.25           Private Placement
June 30/00           392,000               Common           $0.50           Private Placement
May 8/01             25,000                Common           $0.50           Private Placement
Dec. 7/01            17,500                Common           $0.45           Private Placement
Dec. 11/01           15,200                Common           $0.50           Private Placement
Dec. 14/01           12,580                Common           $0.50           Private Placement
Dec. 20/01           57,000                Common           $0.43           Private Placement
Dec. 31/01           792,000               Common           $0.50           Salaries
Jan. 10/02           100,000               Common           $0.15           Private Placement
Jan. 14/02           101,520               Common           $0.25           Debt Settlement
Feb. 28/02           90,000                Common           $0.15           Debt Settlement
Sept. 30/02          924,000               Common           $0.50           Salaries
Sept. 30/02          1,257,277             Common           $0.40           Debt Settlement

      No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. The above sales were made to accredited investors in reliance on Rule 506 of Regulation D and/or Section 4(2) under the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act.

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

      We began to test market several consumer health products to the Canadian and US markets under the AlphaRx brand name in February 2002. Test marketing and additional clinical human studies to substantiate expected marketing claims, including comparative advertising claims, are expected to continue throughout 2002. Assuming the successful completion of test marketing, a national roll-out of several over-the-counter products are expected to occur in early 2003, at which time management anticipates the Company emerging from the development stage.

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

Results of Operations

Year ended September 30, 2002 compared to year ended September 30, 2001

      Losses for 2002 were $1,019,290, which is $513,850 more than the losses for the fiscal year ended September 30, 2001. This is principally attributed to the increased expense in R&D and professional fee.

      At September 30, 2002 the Company had a working capital deficiency of $22,250 compared to $400,363 at September 30, 2001.

Research and Development Expense

      Research and development expense for the year ended September 30, 2002 was approximately $445,637, compared to approximately $68,793 and $74,990 during the years ended September 30, 2001 and 2000, respectively. The increase in 2002 was primarily due to increased expense in pre-clinical study for our BCD proprietary products, including several animal studies for Flexogan, Indoflex and Flexigan, and increased expense in laboratory supplies.

      Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth, as of September 30, 2002, the name, age, and position of each of our executive officers and directors:

     Name                           Age      Position
     ----                           ---      --------

     Michael M.  Lee                39       Chairman of the Board,
                                             President & Director

     Sai Ming Wong, MD              62       Executive Vice President & Director

     Tin Pui Lo                     57       Chief Financial Officer

     Joseph Schwarz, Ph.D           48       Chief Scientist & Director

     Michael Weisspapir, MD, Ph.D   46       Chief Medical Officer

     Sandro Persia                  33       Secretary/Treasurer and Director

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

      Sai Ming Wong, M.D., Dr. Wong practiced medical research in China from 1965 to 1980. Dr Wong was the chief surgeon of the medical unit provided medical and research services for the first China atomic testing. Dr. Wong served as the Director of Product Development at the China Academy of Medical Sciences from 1970 to 1980, where he was the leader of a research team which specialized in the development of drug formulations. From 1980 - 1992, Dr. Wong served as General Manager of China National Light Industries Corp., a China state owned company based in Hong Kong, where Dr. Wong was responsible for the daily operation of the company. Dr. Wong earned his degree in Medicine from the Beijing Capital University of Medical Sciences.

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

      None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

      The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2002, 2001, 2000 and 1999 and each other executive officer of the Company who received compensation in excess of $60,000 for services rendered during any of those years ("named executive officers"). No other executive officer of the Company received compensation in excess of $60,000 during such years.

                                                                                               LONG TERM
                                                                                              COMPENSATION
                NAME AND                                                                 SECURITIES UNDERLYING
           PRINCIPAL POSITION                YEAR        SALARY ($)        BONUS ($)           OPTION (#)
           ------------------                ----        ----------        ---------           ----------
Michael M. Lee.....................          2002          230,000                                   --
  President & C.E.O.                         2001           74,000            0                      --
                                             2000            6,000            0                 400,000
                                             1999                0            0                      --

Joseph Schwarz .....................         2002          150,000                                   --
  Chief Scientist                            2001           84,000            0                      --
                                             2000            6,000            0                 250,000
                                             1999                0            0                      --

Michael Weisspapir ................          2002          114,000                                   --
  Chief Medical Scientist                    2001           63,000            0                      --
                                             2000            3,000            0                 200,000
                                             1999                0            0                      --

Sai Ming Wong......................          2002           90,000                                   --
  Executive V.P.                             2001           39,000                                   --
                                             2000            3,000                              300,000
                                             1999                0                                   --

1. The above officers accepted 792,000 restricted shares in lieu of their salary for fiscal year 2000, 2001 and the 3 months ended December 31, 2001.

2. The above officers accepted 932,000 restricted shares in lieu of their salary between 1/1/2002 and 9/30/2002.

Employment Agreements

      The Company has entered into an employment agreement with Michael M. Lee on July 1, 2000, pursuant to which Mr. Lee is employed as President. The agreement, as amended, provides that Mr. Lee will devote all of his business time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $160,000 for the period July 1, 2001 to December 31, 2001, $240,000 for the period January 1, 2002 to December 31, 2002 and $280,000 for the period January 1, 2003 to December 31, 2003. In addition, pursuant to the employment agreement, Mr. Lee was granted a ten-year option to purchase 400,000 shares of Common Stock at an exercise price equal to $0.05 per share, immediately exercisable from the date of the grant, and expiring ten years thereafter.

      The Company has entered into an employment agreement with Dr. Joseph Schwarz, pursuant to which Dr. Schwarz is employed full-time as Chief Scientist for a term of three years commencing on July 1, 2000. Pursuant to the employment agreement, effective as of July 1, 2000, as amended, Dr. Schwarz will devote his full time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $96,000 for the period January 1, 2001 to June 30, 2001, $120,000 for the period July 1, 2001 to December 31, 2001, $160,000 for the period January 1, 2002 to December 31, 2002 and $200,000 for the period January 1, 2003 to December

31, 2003. Dr. Schwarz was granted ten-year options to purchase an aggregate 250,000 shares of Common Stock at an exercise price equal to $0.05 per share.

      The Company has entered into an employment agreement with Dr. Michael Weisspapir, pursuant to the agreement, as amended, Dr. Weisspapir is employed full-time as Senior Scientist for a term ending in December 31, 2003. Dr. Weisspapir will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $72,000 for the period January 1, 2001 to June 30, 2001, $96,000 for the period July 1, 2001 to December 31, 2001, $120,000 for the period January 1, 2002 to December 31, 2002 and $160,000 for the period January 1, 2003 to December 31, 2003. Dr. Weisspapir was granted ten-year options to purchase an aggregate 200,000 shares of Common Stock at an exercise price equal to $0.05 per share.

      The Company has entered into an employment agreement with Dr. Sai Ming Wong, pursuant to the employment agreement, as amended, Dr. Wong is employed full-time as Executive Vice-President for a term ending in December 31, 2003. Dr. Wong will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $72,000 for the period July 1, 2001 to December 31, 2001, $96,000 for the period January 1, 2002 to December 31, 2002 and $120,000 for the period January 1, 2003 to December 31, 2003. Dr. Wong was granted ten-year options to purchase an aggregate 300,000 shares of Common Stock at an exercise price equal to $0.05 per share.

      The following table sets forth the individual grants of stock options made during the fiscal year ended September 30, 2002 to each of the named executive officers.

                                               % of Total
                                               Granted to             Exercise
                           Options             Employees in            Price
Name                       Granted # (1)       Fiscal Year (2)          (3)             Expiration Date
----                       -------------       ---------------          ---             ---------------
Michael M. Lee                400,000             34.78%               $0.05             June 30, 2010
Joseph Schwarz                250,000             21.74%               $0.05             June 30, 2010
Michael Weisspapir            200,000             17.39%               $0.05             June 30, 2010
Sai Ming Wong                 300,000             26.09%               $0.05             June 30, 2010

(1) The options reflected in this table were all granted under the Company's 2000 Stock Option Plan (the "Plan"). The date of grant is 10 years prior to the expiration date listed.

(2) Based on an aggregate of 1,150,000 options granted to employees of the Company in fiscal 1999.

(3) Exercise price is the fair market value on the date of grant as determined in accordance with the Plan.

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year End Option Values

      The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2002 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.61 per share on September 30, 2002. No options were exercised by the named executive officers during fiscal 2002.

                                                                      Value of Unexercised
                              Number of Exercisable Options           In-The-Money Options
                              at Fiscal Year-End (#)                  at Fiscal Year-End (#)
Name                          Exercisable/Unexercisable               Exercisable/Unexercisable
----                          -------------------------               -------------------------
Michael M. Lee                300,000/100,000                         $168,000/$56,000
Joseph Schwarz                187,500/62,500                          $105,000/$35,000
Michael Weisspapir            150,000/50,000                          $84,000/$28,000
Sai Ming Wong                 225,000/75,000                          $126,000/$42,000

2000 Stock Option Plan

      The 2000 Stock Option Plan was adopted in fiscal 1999 authorizing the issuance of 1,600,000 shares to officers, key employees, certain independent contractors, and non-employee directors. An aggregate of 1,150,000 options were granted to key employees and officers of the Company in fiscal 1999. The 2000 Stock Option Plan was terminated in fiscal 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 10% of the Company's Common Stock. The total number of shares authorized is 100,000,000 shares of Common Stock, each of which has a par value of $0.0001. 15,327,341 shares of Common Stock have been issued and are outstanding.

       Name and Address          Amount and Nature of       Percent of
       Of Owner                  Beneficial Owner           Class
       --------                  ----------------           -----
       Michael Lee(1)             7,376,316 shares           48.13%
       Joseph Schwarz(1)          480,000 shares              3.13%
       Sai Ming Wong (1)          464,000 shares              3.03%
       Michael Weisspapir(2)      360,000 shares              2.35%
       Sandro Persia(1)           16,000 shares                0.1%
       Tin Pui Lo(2)              400 shares                  >0.1%

(1)   Director and Officer

(2)   Officer

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

      During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

      During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

      During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Exhibits incorporated herein by reference - None.

(b) REPORTS ON FORM 8-K

      We did not file any Current Reports on Form 8-K during the year ended September 30, 2002.

                                  ALPHARX, INC.

               FINANCIAL STATEMENTS AND ACCOUNTANT'S AUDIT REPORT

                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

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

SUPPLEMENTARY INFORMATION

AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                        F-12
SETLLING, GENERAL AND ADMINISTRATIVE EXPENSES                        F-13

                          Independent Auditor's Report

Board of Directors
ALPHARX Inc.
Richmond Hill, Ontario, Canada

      We have audited the accompanying balance sheet of AlphaRx, Inc. as of September 30, 2002 and 2001, and the related income statements, retained deficits, and cash flow for each of the year in the two-year period ended September 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALPHARX Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the year in the two-year period ended September 30, 2002, in conformity with generally accepted accounting principles.

/s/ Philip K. Yeung, C.P.A.

December 23, 2002

                                  ALPHARX, INC.

                                  BALANCE SHEET

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                                September 30     September 30
                                                                    2002             2001
CURRENT ASSETS

  Prepaid Legal Fees                                            $     9,385       $       0
  Inventory                                                          52,141               0
                                                                -----------       ---------

     TOTAL CURRENT ASSETS                                            81,526               0

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $52,332(note 3)            117,102
         Less accumulated deprecation of $29,801                                    135,355
                                                                                  ---------

OTHER ASSETS

   Investment (note 4)                                                    0          46,408
                                                                -----------       ---------

TOTAL ASSETS                                                    $   198,628       $ 181,763
                                                                ===========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                September 30     September 30
                                                                    2002             2001
CURRENT LIABILITIES

   Cash Shortage                                                $     9,202     $    16,259

   Accounts Payable and Accrued Liabilities                          24,680          27,778
   Accrued Interest                                                       0          10,335
   Salary Payable                                                         0         278,000
   Notes Payable (note 7)                                            50,795         249,754
   Litigation Liabilities (note 8)                                   25,000
                                                                -----------     -----------
        TOTAL CURRENT LIABILITIES                                   109,677         582,126

LONG-TERM LIABILITIES

   Notes Payable                                                      1,524

CONTINGENCIES & COMMITMENTS (note 9)

SHAREHOLDER'S EQUITY
Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 15,327,341 shares (note 5)                       $     1,533
   Additional paid-in capital                                     2,897,277
   Deficit                                                       (2,811,383)
                                                                -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 49,513,330 shares                                                $     4,951
   Additional paid in capital                                                     1,386,779
   Deficit                                                                       (1,792,093)
                                                                                -----------
TOTAL SHAREHOLDER'S EQUITY                                           87,427        (400,363)
                                                                -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   198,628     $   181,763
                                                                ===========     ===========

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                          September 30
                                                     2002              2001
                                                     ----              ----
SALES                                             $       282       $       0

COST OF SALES                                              59
                                                  -----------

           GROSS PROFIT                                   223

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,000,719         505,452
                                                  -----------       ---------

         LOSS FROM OPERATION                       (1,000,496)       (505,452)

OTHER INCOME & OTHER EXPENSES

   Interest Income                                $         1       $      12
   Other Income                                         6,205               0
   Litigation Claims (note 8)                         (25,000)              0
                                                  -----------       ---------
                                                      (18,794)             12

         LOSS BEFORE INCOME TAXES                  (1,019,290)       (505,440)

INCOME TAX                                                  0               0
                                                  -----------       ---------

NET LOSS                                          $(1,019,290)      $(505,440)
                                                  ===========       =========

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

                            Common Stock
                      --------------------------        Additional        Retained              Total
                      Number of                           Paid-in         Earnings          Shareholders'
                        Shares          Amount            Capital         (Deficits)            Equity
                        ------          ------            -------         ----------            ------
Balance at             49,388,330      $   4,939        $ 1,374,291     $  (1,286,653)        $  92,577
September 30,
2000

Issuances of              125,000             12             12,488                              12,500
stock -
  Common

Net loss for                                                                 (505,440)         (505,440)
The year ending
September 30,
2001

Issuances of            6,451,993            645            536,551                             537,196
Stock-
   Common
   (note 5)

Share                 (44,772,259)
Consolidation

Issue of                4,134,277            414            969,470                             969,884
Stock-
  Common
  (note 5)

Net loss for the                                                           (1,019,290)       (1,019,290)
Year ending
September 30,
2002
                       --------------------------------------------------------------------------------
                       15,327,341          1,533          2,897,277        (2,811,383)           87,427
                       ================================================================================

See accountant's review report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                         STATEMENT OF RETAINED DEFICITS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

RETAINED DEFICITS

                                                   September 30
                                                   ------------
                                        2002                               2001
                                        ----                               ----
Beginning balance, October 1, 2001  $ (1,792,093)  October 1, 2000     $ (1,286,653)

Net loss for the period               (1,019,290)                          (505,440)
                                    ------------                       ------------

Ending balance, September 30, 2002  $ (2,811,383)  September 30, 2001  $ (1,792,093)
                                    ============                       ============

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                            September 30
                                                                                       2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                         $(1,019,290)      $(505,440)
   Depreciation Amount                                                                   22,531          18,742

   Adjustments to reconcile note income to net cash Cash provided by operating activities:
        Changes in assets and liabilities:
           Increase in Inventory                                                        (52,141)
           Increase in Prepaid Legal Fees                                               (29,385)
           Decrease in Accounts Payable                                                  (3,098)         (1,061)
           Increase (Decrease) in Accrued Interest                                      (10,335)         10,335
           Increase (Decrease) in Salary Payable                                       (278,000)        278,000
           Increase in Litigation Liabilities                                            25,000
           Decrease in Loan from Shareholders                                                            (2,365)
                                                                                    -----------       ---------
NET CASH USED BY OPERATIONS ACTIVITIES                                              $(1,344,718)      $(201,789)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of Investments                                                46,408
       Acquisition of Machinery & Equipment                                              (4,278)        (88,831)
       Increase in Improvements                                                                          (1,836)
                                                                                    -----------       ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                    $    42,130         (90,667)

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance (Payment) of Notes Payable (note 7)                                    (197,435)        249,754
       Proceeds from Issuance of Stock                                                   (3,418)             12
       Increase in Additional Paid-In Capital                                         1,510,498          12,488
                                                                                    -----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           $ 1,309,645       $ 262,254

NET INCREASE (DECREASE) IN CASH                                                           7,057         (30,202)

CASH AS OF September 30, 2001 (2000)                                                    (16,259)         13,943
                                                                                    -----------       ---------
CASH AS OF September 30, 2002 (2001)                                                $    (9,202)      $ (16,259)
                                                                                    ===========       =========

SUPPLEMENTARY DISCLOSURE:

The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1. FORMATION AND ORGANIZATION OF BUSINESS

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year of 1998.

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

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company did not have active business operations, and had a operating losses. The State of Delaware does not impose tax on corporation net income.

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $445,637 R&D expense had been spent during the twelve month ended September 30, 2002.

NOTE 3. PROPERTY, PLANT & EQUIPMENT
                                                               Life Year
Improvements                                    1,836             10
Furniture & Fixtures                     $     11,656              7
Machinery & Equipment                         133,875              3
Automobile                                     22,067              5
                                         ------------
                                              169,434
Less accumulated depreciation                 (52,332)
                                         ------------
                                         $    117,102
                                         ============

NOTE 4. INVESTMENTS

The Company had acquired common stocks of a foreign company located in Hong Kong. The total amounted invested is $46,408. The securities invested are not publicly traded. The said investment was subsequently disposed at its original acquisition price.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2002, 15,327,341 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

A subscription agreement to issue 125,000 shares was signed on May 2001. The proceed of $12,500 was received in several installments during April 2001. The stock certificates were issued to the shareholders in November 2001.

NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock.. Since the fiscal year of 2001, the option plan was terminated and no longer exercisable. Under the Plan, the option exercise price and its fair market value are determined to be US$0.05. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                        Weighted
                                                    Number of            Average
                                                     Shares          Exercise Price
                                                 ----------------    ----------------
Outstanding at June 20, 2000 (plan adoption)        1,600,000            $0.05
   Granted                                          1,150,000            $0.05
   Exercised                                                0            $0.05
   Cancelled                                          450,000            $0.05
                                                    ---------            -----
Outstanding at September 30, 2002                   1,150,000            $0.05
                                                    =========            =====
Options exercisable at September 30, 2002                   0            $0.05
                                                    =========            =====

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.

NOTE 7. NOTES PAYABLE

At September 30, 2002, the Company has a note payable of $52,319. This note is unsecured and bears interest at 0%-11% per annum. $50,795 of the notes payable has been classified as current in the accompanying Balance Sheets because repayment is anticipated from January 2, 2002 to September 30, 2002.

See independent auditor's report

                                  ALPHARX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 8. LITIGATION LOSS

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. Due to the fact that we had failed to obtain a legal opinion from the Company's counsel, the entire claim is accrued in the financial statements.

NOTE 9. COMMITMENTS

Leases

The Company leased its computer until August 31, 2005 and the aggregate minimum monthly payments due are as follows:

                           Year                        Amount
                           ----                        ------
                           2004                        $  937
                           2003                        $1,022
                           2002                        $1,022

            Independent Auditor's Report on Supplementary Information

Board of Directors
ALPHARX, Inc.
Richmond Hill, Ontario, Canada

      We have audited the accompanying financial statements of AlphaRx, Inc. as of and for the year ended September 30, 2002, and 2001, and have issue our report thereon dated December 23, 2002. Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

December 23, 2002

                                  ALPHARX, INC.

            SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                 FOR THE YEAR ENDED SEPTEMBER 30, 2002 and 2001

                                                  2002                  2001
                                                  ----                  ----
         Advertising                           $    7,737              $  7,257
         Automobile expenses                        3,897                 4,603
         Bank charge                                1,644                   675
         Commission                                 2,864                     0
         Contract Labor                             6,297                 6,621
         Custom Duty                                3,985                     0
         Delivery & Postage                         2,261                 3,274
         Depreciation                              22,531                18,742
         Dues & Subscriptions                       1,793                 1,396
         Employee benefits                         12,197                   521
         Exchange rate loss                         3,917                 1,033
         Insurance                                  2,096                 3,968
         Interest expense                          40,346                11,595
         License                                      409                 1,540
         Meals & Entertainment                      3,002                 1,061
         Miscellaneous                                 90                   250
         Office expense                             9,587                 5,667
         Printing & Reproduction                    3,583                   751
         Professional fees                        173,518                51,220
         Research & Development                   445,637                68,793
         Rent expense                               7,143                19,179
         Repairs & Maintenance                        100                   210
         Salary expense                           230,000               278,000
         Supplies                                   2,753                 1,922
         Tax-State                                    132                     0
         Telephone                                  4,641                 5,861
         Travel                                     6,870                 9,759
         Utility                                    1,689                 1,554
                                               ----------              --------
                 TOTAL                         $1,000,719              $505,452
                                               ==========              ========

See independent auditor's report

The accompanying notes are an integral part of this statement

                                   SIGNATURES:

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 7, 2003

                                          ALPHARx, INC.

                                          By: /S/ Michael M. Lee
                                             -----------------------------------
                                             Michael M.  Lee, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

DATED: January 7, 2003

                                          Directors:

                                              /S/ Michael M. Lee
                                             -----------------------------------
                                             Michael M.  Lee, Director

                                              /S/ Sai Ming Wong
                                             -----------------------------------
                                             Sai Ming Wong, Director
                                              /S/ Joseph Schwarz
                                             -----------------------------------
                                             Joseph Schwarz, Director

                                              /S/ Sandro Persia
                                             -----------------------------------
                                             Sandro Persia, Director