Form 10KSB/A
period 2002-09-30
ALPHARX INC
filed 2003-02-11
CIK 1114936

..
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

 (Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to
      __________

                        Commission File Number: 000-30813

                                  AlphaRx, Inc.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                       98-0177440
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                10-75 East Beaver Creek, Ontario L4B 1B8, Canada
                    (Address of principal executive offices)

                                 (905) 762-0745
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

           Title of Each Class              Name of Exchange On Which Registered
           -------------------              ------------------------------------
   Common Stock ($0.0001 par value)                         None

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year ended September 30, 2002 were $282.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $ 4,883,600 based on the average closing bid and ask price for the common stock on February 5, 2003.

As of February 5, 2003 there were 16,317,341 shares outstanding of the registrant's common stock.

                                  AlphaRx, Inc.

                                  FORM 10-KSB/A

                      For the Year Ended September 30, 2002

                                      INDEX

PART I
  Item 1.  Description of Business                                             3
  Item 2.  Description of Property                                            18
  Item 3.  Legal Proceedings                                                  18
  Item 4.  Submission of Matters to a Vote of Security Holders                18

PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters           19
  Item 6.  Management Discussion and Analysis of Financial Condition          22
  Item 7.  Financial Statements                                               25
  Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           25

PART III
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.                 25
  Item 10. Executive Compensation                                             28
  Item 11. Security Ownership of Certain Beneficial Owners and Management     31
  Item 12. Certain Relationships and Related Transactions                     31
  Item 13. Exhibits and Reports on Form 8-K                                   31

SIGNATURES                                                                    33

EXHIBITS                                                                      35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

      In this annual report on Form 10-KSB, the "Company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc.

      AlphaRx, formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed to AlphaRx Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, our common stock ceased trading on the Pink Sheets L.L.C. and began trading on the Over The Counter Bulletin Board ("OTCBB") under the same symbol. Subsequent to March 19, 2002, our symbol was changed to "ALRX" after a consolidation of our common stock on a 1 for 5 basis. All references to our common stock have been retroactively restated.

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

PRODUCT PIPLELINE

      The following is a list of some of our products in the development pipeline:

---------------------------------------------------------------------------------------------------------
Brand Name                  Application              Delivery Technology   Stage            Market Size
---------------------------------------------------------------------------------------------------------
Pain Management                                                                             US$ 3 Billion
---------------------------------------------------------------------------------------------------------
Flexigan cream              Arthritis                Topical/CLD           Pre-clinical
---------------------------------------------------------------------------------------------------------
Indoflex cream              Arthritis                Topical/CLD           Pre-clinical
---------------------------------------------------------------------------------------------------------
Flexogan cream (OTC)        Pain Relief              Topical/CLD           OTC
---------------------------------------------------------------------------------------------------------
Nutraceuticals                                                                              US$ 9 Billion
---------------------------------------------------------------------------------------------------------
CoQ10 ER                    Hearth Health            Oral/SECRET           OTC
---------------------------------------------------------------------------------------------------------
ARX100C                     Oral Health              Oral/SECRET           OTC
---------------------------------------------------------------------------------------------------------
LipoBloc                    Cholesterol Lowering     Oral/SECRET           OTC
---------------------------------------------------------------------------------------------------------
LipoLette                   Weight-loss              Oral/SECRET           OTC
---------------------------------------------------------------------------------------------------------
Neuroprotection                                                                             US$ 2 Billion
---------------------------------------------------------------------------------------------------------
ARX-2001                    Neuroprotection          Undetermined          Pre-clinical
---------------------------------------------------------------------------------------------------------
ARX-2002                    Neuro-inflammation       Undetermined          Pre-clinical
---------------------------------------------------------------------------------------------------------

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

COLLOIDAL LIPID DISPERSION (CLD) SYSTEM

      Our CLD system is a topical drug delivery technology which permits pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. CLD compounds, combined with polymers and adhesives, can also be used with patch formats to achieve the transdermal delivery of selected drugs. We believe that CLD compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin (stratum corneum) more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration (injection, oral dosage forms, inhalation, etc.), and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and improved patient compliance.

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

PAIN MANAGEMENT

Arthritis Overview

      Arthritis is a condition in which one or more joints become inflamed. It is the most common chronic condition in North America. Some forms of arthritis (such as tendinitis and bursitis) can be cured completely but most forms are chronic. Current treatment and therapy can only alleviate pain, relieve stiffness and prevent the disease from progressing and deformities from occurring. Each of these diseases has a different cause and may require different medications and treatments.

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

Products under Development

      We have several topical NSAID products under development:

           -----------------------------------------------------
           Brand Name     Active Ingredient         Status
           -----------------------------------------------------
           Flexigan       1.5% Diclofenac           Pre-clinical
           -----------------------------------------------------
           Indoflex       2.5% Indomethacin         Pre-clinical
           -----------------------------------------------------
           Flexogan       Menthol, Camphor, Methyl  OTC
                          Salicylate
           -----------------------------------------------------

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

      We also rely on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners, research partners and consultants are not given access to our proprietary trade secrets and know-how until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

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

      Applicable GMP requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the BCD Systems. We will depend on the manufacturers of products using the BCD Systems to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the BCD Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on us.

GOVERNMENT REGULATION

      We are subject to regulation under various federal laws regarding pharmaceutical products and also various federal and provincial laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with our research and development activities, AlphaRx is subject to federal, provincial and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any material noncompliance.

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

EMPLOYEES

      We employ five people on a full-time basis and two persons on a part-time basis. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

REPORTS TO SECURITY HOLDERS

      AlphaRx is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission ("Commission").

      The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 1,100 square feet in Richmond Hill, Ontario, under a lease which expires on April 30, 2003 for approximately $600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      Farhad Walji vs. AlphaRx, Inc. and AlphaRx Canada Limited filed in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $25,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx's stock and damages resulting from lost opportunity. The Company has denied any liability in this case and is currently defending this action vigorously. Nonetheless, the value of the entire claim has been accrued in our financial statements as a contingent liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2002, the majority shareholder of the Company voted 6,894,000 common shares, constituting approximately 59.45 % of AlphaRx's issued and outstanding securities, to authorize, by Written Consent in Lieu of Meeting of the Stockholders of AlphaRx, Inc., management to effect a one for five (1-5) reverse split of the Company's common stock with no change to the authorized capital structure or par value of the shares. The reverse split was effected on March 19, 2002. On March 21, 2002 the Company's trading symbol on the OTCBB was changed to "ALRX".

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

      The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deem reliable.

                                                             High          Low
      --------------------------------------------------------------------------
      Fourth Quarter      (Ended September 30, 2002)         0.81          0.43
      Third Quarter       (Ended June 30, 2002)              0.80          0.12
      Second Quarter      (Ended March 31, 2002)             0.45          0.05
      First Quarter       (Ended December 31, 2001)          1.20          0.05

      The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The reported bid prices reflect the 5 for 1 reverse stock split that occurred on March 21, 2002.

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

      The future sale of presently outstanding "unregistered" and "restricted" common stock of the company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on the public market for our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

      The following is a list of all unregistered securities issued by AlphaRx during the last quarter of our fiscal year ended September 30, 2002 including where applicable, the identity of the person who purchased the securities, title of the securities, the exemption relied upon for the issuance and the date issued are outlined below.

      On September 30, 2002, AlphaRx issued 360,000 restricted shares of its common stock to Michael Lee for services rendered as an officer and director valued at $0.50 a share in lieu of cash obligations due under the terms of his employment agreement in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is the president and a director of the Company; (3) the offeree did not resell the stock but continued to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations made in connection with the issuance of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 240,000 restricted shares of its common stock to Dr. Joseph Schwarz for services rendered as the Company's chief scientist and a director valued at $0.50 a share in lieu of cash obligations due under the terms of his employment agreement in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is director of the Company; (3) the offeree did not resell the stock but continued to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations made in connection with the issuance of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 180,000 restricted shares of its common stock to Dr. Michael Weissipapir for services rendered as an officer valued at $0.50 a share in lieu of cash obligations due under the terms of his employment agreement in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is an officer of the Company; (3) the offeree did not resell the stock but continued to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations made in connection with the issuance of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 144,000 restricted shares of its common stock to Dr. Sai Ming Wong for services rendered as an officer and director valued at

$0.50 a share in lieu of cash obligations due under the terms of his employment agreement in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is an officer and director of the Company; (3) the offeree did not resell the stock but continued to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations made in connection with the issuance of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 102,316 restricted shares of its common stock to Michael Lee for the settlement of loans made to the Company valued at $0.40 a share to settle an amount due of $40,926 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is an officer and director of the Company; (3) the offeree did not resell the stock but continues to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 800,558 restricted shares of its common stock to Lai Chun Tse for the settlement of loans made to the Company valued at $0.40 a share to settle an amount due of $320,223 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree; (3) the offeree did not resell the stock but continues to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 97,764 restricted shares of its common stock to Joyce Li for the settlement of loans made to the Company valued at $0.40 a share to settle an amount due of $39,105 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree; (3) the offeree did not resell the stock but continues to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

      On September 30, 2002, AlphaRx issued 256,640 restricted shares of its common stock to Rita Sung for the settlement of loans made to the Company valued at $0.40 a share to settle an amount due of $102,656 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree; (3) the offeree did not resell the stock but continues to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

      All stock certificates issued exhibit restrictive legends in accordance with the rules and regulations of the Securities Act.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by Item 7 are set forth below on pages F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting or financial disclosures with our principal independent accountant during the previous two years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth, as of February 4, 2003, the name, age, and position of each of our executive officers and directors:

      Name                              Age              Position
      ----                              ---              --------
      Michael M.  Lee                   39               Chairman of the Board of Directors
                                                         Chief Executive Officer, Chief Financial Officer

      Sai Ming Wong, MD                 62               Executive Vice President & Director

      Joseph Schwarz, Ph.D              48               Chief Scientist & Director

      Michael Weisspapir, MD, Ph.D      46               Chief Medical Officer

      Sandro Persia                     33               Secretary/Treasurer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain persons who during the fiscal year ended September 30, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Michael M. Lee failed to timely file a Form 3 or Form 5 disclosing his position as chairman of the board of directors, executive officer and shareholder owning in excess of 10% of the Company's common stock.

Dr. Sai Ming Wong failed to timely file a Form 3 or Form 5 disclosing his position as a director and executive officer of the Company.

Tin Pui Lo failed to timely file a Form 3 or Form 5 disclosing his former position as the Company's chief financial officer. Mr. Lo resigned his position on December 31, 2002.

Joseph Schwarz, Ph.D failed to timely file a Form 3 or Form 5 disclosing his position as an executive officer and director of the Company.

Dr. Michael Wiesspapir, Ph.D. failed to timely file a Form 3 or Form 5 disclosing his position as an executive officer of the Company.

Sandro Persia failed to timely file a Form 3 or Form5 disclosing her position as a an executive officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

      The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2002, 2001 and 2000 and each other executive officer of the Company who received compensation in excess of $60,000 for services rendered during any of those years ("named executive officers"). No other executive officer of the Company received compensation in excess of $60,000 during such years.

                                                                                         LONG TERM
                                                                                        COMPENSATION
                                                                                        ------------
                                                                                          SECURITIES
              NAME AND                                                                   UNDERLYING
         PRINCIPAL POSITION               YEAR       SALARY ($)           BONUS ($)       OPTION (#)
-----------------------------------------------------------------------------------------------------
Michael M. Lee....................        2002         230,000                                 --
  President & C.E.O.                      2001          74,000                0                --
                                          2000           6,000                0           400,000
Joseph Schwarz ...................        2002         150,000                                 --
 Chief Scientist                          2001          84,000                0                --
                                          2000           6,000                0           250,000
Michael Weisspapir ...............        2002         114,000                                 --
 Chief Medical Scientist                  2001          63,000                0                --
                                          2000           3,000                0           200,000
Sai Ming Wong.....................        2002          90,000                                 --
 Executive V.P.                           2001          39,000                                 --
                                          2000           3,000                            300,000

1. The above officers accepted 792,000 restricted shares in lieu of their salary for fiscal year 2000, 2001 and the 3 months ended December 31, 2001.

2. The above officers accepted 924,000 restricted shares in lieu of their salary between 1/1/2002 and 9/30/2002.

Employment Agreements

      The Company has entered into an employment agreement with Michael M. Lee on July 1, 2000, pursuant to which Mr. Lee is employed as President. The agreement, as amended, provides that Mr. Lee will devote all of his business time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $160,000 for the period July 1, 2001 to December 31, 2001, $240,000 for the period January 1, 2002 to December 31, 2002 and $280,000 for the period January 1, 2003 to December 31, 2003. In addition, pursuant to the employment agreement, Mr. Lee was granted a ten-year option to purchase 400,000 shares of common stock at an exercise price equal to $0.05 per share that vest over the first five years of the agreement.

      The Company has entered into an employment agreement with Dr. Joseph Schwarz, pursuant to which Dr. Schwarz is employed full-time as Chief Scientist for a term of three years commencing on July 1, 2000. Pursuant to the employment agreement, effective as of July 1, 2000, as amended, Dr. Schwarz will devote his full time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $96,000 for the period January 1, 2001 to June 30, 2001, $120,000 for the period July 1, 2001 to December 31, 2001, $160,000 for the period January 1, 2002 to December 31, 2002 and $200,000 for the period January 1, 2003 to December 31, 2003. Dr. Schwarz was granted ten-year options to purchase an aggregate 250,000 shares of common stock at an exercise price equal to $0.05 per share that vest over the first five years of the agreement.

      The Company has entered into an employment agreement with Dr. Michael Weisspapir, pursuant to the agreement, as amended, Dr. Weisspapir is employed full-time as Senior Scientist for a term ending in December 31, 2003. Dr. Weisspapir will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $72,000 for the period January 1, 2001 to June 30, 2001, $96,000 for the period July 1, 2001 to December 31, 2001, $120,000 for the period January 1, 2002 to December 31, 2002 and $160,000 for the period January 1, 2003 to December 31, 2003. Dr. Weisspapir was granted ten-year options to purchase an aggregate 200,000 shares of common stock at an exercise price equal to $0.05 per share that vest over the first five years of the agreement.

      The Company has entered into an employment agreement with Dr. Sai Ming Wong, pursuant to the employment agreement, as amended, Dr. Wong is employed full-time as Executive Vice-President for a term ending in December 31, 2003. Dr. Wong will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $72,000 for the period July 1, 2001 to December 31, 2001, $96,000 for the period January 1, 2002 to December 31, 2002 and $120,000 for the period January 1, 2003 to December 31, 2003. Dr. Wong was granted ten-year options to purchase an aggregate 300,000 shares of common stock at an exercise price equal to $0.05 per share that vest over the first five years of the agreement.

      The following table sets forth the individual grants of stock options made during the fiscal year ended September 30, 2002 to each of the named executive officers.

----------------------------------------------------------------------------------------------------------------
                                             % of Total
                         Options             Granted to Employees     Exercise
Name                     Granted # (1)       in Fiscal Year (2)       Price (3)             Expiration Date
----------------------------------------------------------------------------------------------------------------
Michael M. Lee           400,000             34.78%                   $0.05                 June 30, 2010
----------------------------------------------------------------------------------------------------------------
Joseph Schwarz           250,000             21.74%                   $0.05                 June 30, 2010
----------------------------------------------------------------------------------------------------------------
Michael Weisspapir       200,000             17.39%                   $0.05                 June 30, 2010
----------------------------------------------------------------------------------------------------------------
Sai Ming Wong            300,000             26.09%                   $0.05                 June 30, 2010
----------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------
                         Number of Exercisable                  Value of Unexercised In-The-Money
                         Options at Fiscal Year-End (#)         Options Fiscal Year-End (#)
Name                     Exercisable/Unexercisable              Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------
Michael M. Lee           300,000/100,000                        $168,000/$56,000
-------------------------------------------------------------------------------------------------
Joseph Schwarz           187,500/62,500                         $105,000/$35,000
-------------------------------------------------------------------------------------------------
Michael Weisspapir       150,000/50,000                         $84,000/$28,000
-------------------------------------------------------------------------------------------------
Sai Ming Wong            225,000/75,000                         $126,000/$42,000
-------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 10% of the Company's common stock. The total number of shares authorized is 100,000,000 shares of common stock, each of which has a par value of $0.0001. 16,317,341 shares of common stock have been issued and are outstanding as of February 4, 2003.

           Name and Address          Amount and Nature of       Percent of
           Of Owner                  Beneficial Owner           Class
           ------------------------------------------------------------------
           Michael Lee(1)            7,376,316 shares           45.21%
           Joseph Schwarz(1)         480,000 shares             2.94%
           Sai Ming Wong (1)         464,000 shares             2.84%
           Michael Weisspapir(2)     360,000 shares             2.21%
           Sandro Persia(1)          16,000 shares              >0.1%
           Tin Pui Lo(2)             400 shares                 >0.1%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 35 of this Form 10-KSB/A, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

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


/s/ Philip K. Yeung, C.P.A.

December 23, 2002

                                  ALPHARX, INC.

                                  BALANCE SHEET

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                           September 30   September 30
                                                               2002           2001
CURRENT ASSETS

   Prepaid Legal Fees                                         $ 29,385      $      0
   Inventory                                                    52,141             0
                                                              --------      --------

     TOTAL CURRENT ASSETS                                       81,526             0

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $52,332(note 3)       117,102
         Less accumulated deprecation of $29,801                             135,355
                                                                            --------

OTHER ASSETS

   Investment (note 4)                                               0        46,408
                                                              --------      --------

TOTAL ASSETS                                                  $198,628      $181,763
                                                              ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30       September 30
                                                     2002               2001
CURRENT LIABILITIES
   Cash Shortage                                  $     9,202       $    16,259
   Accounts Payable and Accrued Liabilities            24,680            27,778
   Accrued Interest                                         0            10,335
   Salary Payable                                           0           278,000
   Notes Payable (note 7)                              50,795           249,754
   Litigation Liabilities (note 8)                     25,000                --
                                                  -----------       -----------
        TOTAL CURRENT LIABILITIES                     109,677           582,126

LONG-TERM LIABILITIES
   Notes Payable                                        1,524

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
                                                  ===========       ===========

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         September 30
                                                     2002              2001
                                                     ----              ----
SALES                                             $       282       $         0

COST OF SALES                                              59
                                                  -----------

         GROSS PROFIT                                     223

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,000,719           505,452
                                                  -----------       -----------

         LOSS FROM OPERATION                       (1,000,496)         (505,452)

OTHER INCOME & OTHER EXPENSES
   Interest Income                                $         1       $        12
   Other Income                                         6,205                 0
   Litigation Claims (note 8)                         (25,000)                0
                                                  -----------       -----------
                                                      (18,794)               12

         LOSS BEFORE INCOME TAXES                  (1,019,290)         (505,440)

INCOME TAX                                                  0                 0
                                                  -----------       -----------

NET LOSS                                          $(1,019,290)      $  (505,440)
                                                  ===========       ===========

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                  Common Stock
                                  ------------             Additional          Retained          Total
                          Number of                         Paid-in            Earnings      Shareholders'
                           Shares            Amount         Capital           (Deficits)        Equity
                           ------            ------         -------           ----------        ------
Balance at               49,388,330       $     4,939      $ 1,374,291       $(1,286,653)      $    92,577
September 30, 2000

Issuances of                125,000                12           12,488                              12,500
stock - Common

Net loss for                                                                    (505,440)         (505,440)
The year ending
September 30, 2001

Issuances of              6,451,993               645          536,551                             537,196
Stock - Common
 (note 5)

Share                   (44,772,259)
Consolidation

Issue of                  4,134,277               414          969,470                             969,884
Stock - Common
 (note 5)

Net loss for the                                                              (1,019,290)       (1,019,290)
Year ending
September 30, 2002
                         ---------------------------------------------------------------------------------
                         15,327,341             1,533        2,897,277        (2,811,383)           87,427
                         =================================================================================

See accountant's review report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                         STATEMENT OF RETAINED DEFICITS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

RETAINED DEFICITS

                                                                September 30
                                                                ------------

                                               2002                                          2001
                                               ----                                          ----
Beginning balance, October 1, 2001        $  (1,792,093)       October 1, 2000          $   (1,286,653)

Net loss for the period                      (1,019,290)                                      (505,440)
                                          -------------                                 --------------

Ending balance, September 30, 2002        $  (2,811,383)       September 30, 2001       $   (1,792,093)
                                          =============                                 ==============

See independent auditor's report

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                  September 30
                                                             2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $(1,019,290)      $  (505,440)
   Depreciation Amount                                        22,531            18,742

   Adjustments to reconcile note income to net cash
     Cash provided by operating activities:
       Changes in assets and liabilities:
       Increase in Inventory                                 (52,141)
       Increase in Prepaid Legal Fees                        (29,385)
       Decrease in Accounts Payable                           (3,098)           (1,061)
       Increase (Decrease) in Accrued Interest               (10,335)           10,335
       Increase (Decrease) in Salary Payable                (278,000)          278,000
       Increase in Litigation Liabilities                     25,000
       Decrease in Loan from Shareholders                                       (2,365)
                                                         -----------------------------
NET CASH USED BY OPERATIONS ACTIVITIES                   $(1,344,718)      $  (201,789)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of Investments                     46,408
       Acquisition of Machinery & Equipment                   (4,278)          (88,831)
       Increase in Improvements                                                 (1,836)
                                                         -----------------------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES         $    42,130           (90,667)

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance (Payment) of Notes Payable (note 7)         (197,435)          249,754
       Proceeds from Issuance of Stock                        (3,418)               12
       Increase in Additional Paid-In Capital              1,510,498            12,488
                                                         -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                $ 1,309,645       $   262,254

NET INCREASE (DECREASE) IN CASH                                7,057           (30,202)

CASH AS OF September 30, 2001 (2000)                         (16,259)           13,943
                                                         -----------------------------

CASH AS OF September 30, 2002 (2001)                     $    (9,202)      $   (16,259)
                                                         ===========       ===========

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

NOTE 3. PROPERTY, PLANT & EQUIPMENT

                                                      Life Year
Improvements                           1,836              10
Furniture & Fixtures               $  11,656               7
Machinery & Equipment                133,875               3
Automobile                            22,067               5
                                   --------
                                    169,434
Less accumulated depreciation       (52,332)
                                   --------
                                   $117,102
                                   ========

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

                                                                    Weighted
                                                   Number of        Average
                                                     Shares      Exercise Price
                                                   ---------     --------------
Outstanding at June 20, 2000 (plan adoption)       1,600,000       $   0.05
   Granted                                         1,150,000       $   0.05
   Exercised                                               0       $   0.05
   Cancelled                                         450,000       $   0.05
                                                   ---------       --------
Outstanding at September 30, 2002                  1,150,000       $   0.05
                                                   =========       ========
Options exercisable at September 30, 2002            865,200       $   0.05
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

NOTE 9. COMMITMENTS

Leases

The Company leased its computer until August 31, 2005 and the aggregate minimum monthly payments due are as follows:

                           Year             Amount
                           ----             ------

                           2004             $937
                           2003             $1,022
                           2002             $1,022

                                   SIGNATURES:

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 5, 2003

                                         ALPHARx, INC.


                                         By: /S/ Michael M. Lee
                                            ------------------------------------
                                         Michael M. Lee, Chief Executive Officer
                                         and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: February 5, 2003

                                         Directors:


                                                    /S/ Michael M. Lee
                                                ----------------------------
                                                Michael M. Lee, Director


                                                    /S/ Sai Ming Wong
                                                ----------------------------
                                                Sai Ming Wong, Director


                                                    /S/ Joseph Schwarz
                                                ----------------------------
                                                Joseph Schwarz, Director


                                                   /S/ Sandro Persia
                                                ----------------------------
                                                Sandro Persia, Director

        CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE
         ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, chief executive officer and chief financial officer of AlphaRx, certify that:

1. I have reviewed this annual report on Form 10KSB/A of AlphaRx, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. We have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003


/s/ Michael Lee
---------------

Michael Lee, Chief Executive Officer and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.                     DESCRIPTION
---         ---                     -----------

3(i)(a)     *       Certificate of Incorporation dated August 8, 1997
                    (incorporated by reference to the Form 10-SB filed on June
                    16, 2000.

3(i)(b)     *       Amendment to Certificate of Incorporation dated January 26,
                    2000 (incorporated by reference to the Form 10-SB filed on June 16, 2000).

3(i)(c)     *       Amended and Restated Certificate of Incorporation dated July
                    20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

3(ii)       *       Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000).

10.1        *       2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.2        *       Michael Lee Employment Agreement dated July 1, 2000
                    (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.3        *       Amendment to Michael Lee Employment Agreement dated August
                    20, 2001 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.4        *       Dr. Joseph Schwarz Employment Agreement dated July 1, 2000
                    (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.5        *       Amendment to Dr. Joseph Schwarz Employment Agreement dated
                    August 20, 2001 (incorporated by reference to the Form
                    10-KSB filed on December 31, 2001).

10.6        *       Dr. Michael Wiesspapir Employment Agreement dated July 1,
                    2000(incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.7        *       Amendment to Dr. Michael Wiesspapir Employment Agreement
                    dated August 20, 2001 (incorporated by reference to the Form
                    10-KSB filed on December 31, 2001).

10.8        *       Dr. Sai Ming Wong Employment Agreement dated July 1,
                    2000(incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.9        *       Amendment to Dr. Sai Ming Wong Employment Agreement dated
                    August 20, 2001 (incorporated by reference to the Form
                    10-KSB filed on December 31, 2001).

99          36      Certification of Michael Lee pursuant to Section 1350 of
                    Chapter 63 of Title 18 United States Code.