Form 10QSB
period 2002-12-31
ALPHARX INC
filed 2003-02-21
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended: December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of registrant's Common Stock on February 17, 2002 was 16,318,885.

Transitional Small Business Disclosure Format. Yes |_|  No |X|

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                December 31, 2002


                                TABLE OF CONTENT

--------------------------------------------------------------------------------
DESCRIPTION                                                                 Page
--------------------------------------------------------------------------------
Part I            Financial Information
--------------------------------------------------------------------------------
Item 1            Financial Statements                                       3
--------------------------------------------------------------------------------
                  Unaudited Balance Sheets as of December 31, 2002 and 2001  4
--------------------------------------------------------------------------------
                  Unaudited Statements of Operations for the three
                  months ended December 31, 2002 and 2001                    5
--------------------------------------------------------------------------------
                  Unaudited Statements of Cash Flows for the three
                  months ended December 31, 2002 and 2001                    6
--------------------------------------------------------------------------------
                  Notes to the Financial Statements                          7
--------------------------------------------------------------------------------
Item II           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12
--------------------------------------------------------------------------------
Part II           Other Information                                         15
--------------------------------------------------------------------------------
SIGNATURE PAGE                                                              16
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                  ALPHARX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 and 2001

                                     ASSETS

                                                        December 31  December 31
                                                           2002         2001
CURRENT ASSETS

   Cash                                                   $ 1,046      $ 4,626
   Accounts Receivable                                        835            0
   Prepaid Legal Fees                                      40,364            0
   Loan Payable                                                 0        2,928
   Due from officer                                            83        1,335
   Subscription Receivable                                 32,466            0
   Inventory                                               64,772       13,688
                                                         --------      -------

     TOTAL CURRENT ASSETS                                 139,566       22,577

PROPERTY, PLANT & EQUIPMENT, at cost

       Less accumulated deprecation of $58,305(note 4)    125,278
       Less accumulated deprecation of $35,367                         129,789
                                                                       -------

OTHER ASSETS

   Deposit
   Investment                                              20,000       46,408
                                                         --------      -------

TOTAL ASSETS                                             $284,844     $198,774
                                                         ========     ========


See accountant's review report
The accompanying notes are an integral part of this statement

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    December 31     December 31
                                                         2002            2001
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities         $    99,884     $    32,222
   Accrued Interest                                           0          15,285
   Salary Payable                                        60,000               0
   Sales Tax Payable                                        130               0
   Notes Payable                                         43,148         316,945
   Litigation Liabilities(note 9)                        25,000               0
                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                       228,162         364,452

LONG-TERM LIABILITIES

   Notes Payable                                         12,015


SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 15,734,526 shares (note 5)           $     1,574
   Additional paid-in capital                         3,121,188
   Deficit                                           (3,078,095)
                                                    -----------
Common Stock, common, $0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 53,984,723 shares                                    $     5,398
   Additional paid in capital                                         1,828,348
   Deficit                                                           (1,999,424)
                                                                    -----------
TOTAL SHAREHOLDER'S EQUITY                               44,667        (165,678)
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   284,844     $   198,774
                                                    ===========     ===========

See accountant's review report
The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 and 2001


                                                             December 31
                                                          2002           2001
                                                       ---------      ---------
SALES                                                  $   1,854      $       0

COST OF SALES                                              1,463              0
                                                       ---------      ---------

          GROSS PROFIT                                       391              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             267,724        207,331
                                                       ---------      ---------

         LOSS FROM OPERATION                            (267,333)      (207,331)

OTHER INCOME

   Interest Income                                     $       2      $       0
   Exchange Rate Gain                                        619              0
                                                       ---------      ---------
                                                             621              0

         LOSS BEFORE INCOME TAXES                       (266,712)      (207,331)


INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(266,712)     $(207,331)
                                                       =========      =========

                                  ALPHARX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 and 2001

                                                                                        December 31
                                                                                     2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                       $(266,712)   $(207,331)
   Depreciation Amount                                                                5,973        5,566

   Adjustments to reconcile note income to net cash
        Cash provided by operating activities:
           Change in Assets and Liabilities:
           Increase in Accounts Receivable                                             (835)           0
           Increase in Prepaid Legal Fees                                           (10,979)           0
           Increase in Accounts Payable                                              75,204        4,445
           Increase in Accrued Interest                                                   0        4,949
           Increase (Decrease) in Payroll Liabilities                                60,000     (278,000)
           Increase in Due from Officer                                                 (83)      (1,335)
           Increase in Loan Payable                                                       0       (2,928)
           Increase in Inventory                                                    (12,631)     (13,688)
           Increase in Sales Tax Payable                                                130            0
           Increase in Notes Payable                                                 10,491            0
           Increase (Decrease) in Notes Payable-Current                              (7,647)      67,191
                                                                                  ----------------------
NET CASH PROVIDED/(USED) BY OPERATIONS ACTIVITIES                                 $(147,089)   $(421,131)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase of Investments                                                   (20,000)           0
          Acquisition of Automobiles                                                (14,149)           0
                                                                                  ----------------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                  $ (34,149)           0

CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in Subscription Receivable                                       (32,466)           0
          Proceeds from Issuance of Stock                                                41          447
          Increase in Additional Paid-In Capital                                    223,911      441,569
                                                                                  ----------------------
NET CASH PROVIDED/(USDED) BY FINANCING ACTIVITIES                                 $ 191,486    $ 442,016

NET INCREASE (DECREASE) IN CASH                                                      10,248       20,885

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2002 (2001)                                                 (9,202)     (16,259)
                                                                                  ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   1,046    $   4,626
                                                                                  =========    =========
SUPPLEMENTARY DISCLOSURE:

The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of December 31, 2002 and 2001, the results of operations for the three months ended December 31, 2002 and 2001, and the cash flows for the three months ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the three months period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2003 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in AlphaRx's most recent audited financial statements and notes thereto included in its September 30, 2002 Annual Report on Form 10-KSB.

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

                                DECEMBER 31, 2002


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

               Automobiles                          5 years
               Machinery and Equipment              7 years
               Furniture and Fixtures               7 years
               Improvements                        10 years

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

                                DECEMBER 31, 2002

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $103,643 R&D expense had been spent during the interim period.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                    Life Year
Automobiles                         $ 36,216               5
Machinery & Equipments               133,875               7
Furniture & Fixtures                  11,656               7
Improvements                           1,836              10
                                    --------
     Less accumulated depreciation    58,305
                                    --------
                                    $125,278
                                    ========

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2002, 15,734,526 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.


See accountant's review report

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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


                                                                Weighted
                                                  Number of     Average
                                                  Shares        Exercise Price
                                                  ---------     --------------
Outstanding at June 20, 2000 (plan adoption)      1,600,000           $0.05
Granted                                           1,150,000           $0.05
Exercised                                                 0           $0.05
Cancelled                                           450,000           $0.05
                                                  ---------           -----
Outstanding at December 31, 2002                  1,150,000           $0.05
                                                  =========           =====
Options exercisable at December 31, 2002            862,500           $0.05
                                                  =========           =====

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.

NOTE 7. PRIVATE PLACEMENT

The Company did a Private Placement, under which shareholders within the placement were granted warrants to purchase shares of the Company's authorized but unissued common stock at $1.10 per share. The private placement was done at $0.55 per share with one warrant. The warrant will expire on November 30, 2003. As of December 31, 2002, 290,275 shares were issued under the Private Placement.


See accountant's review report

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

NOTE 8. NOTES PAYABLE

At December 31, 2002, the Company has a note payable of $55,163. This note is unsecured and bears interest at 0%-11% per annum. $43,148 of the notes payable has been classified as current in the accompanying Balance Sheets because repayment is anticipated from January 2, 2003 to September 30, 2003.

NOTE 9. LITIGATION LOSS

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. Due to the fact that we had failed to obtain a legal opinion from the Company's counsel, the entire claim is accrued in the financial statements.

NOTE 10. COMMITMENTS

Leases

The Company leased its computer until August 31, 2005 and the aggregate minimum monthly payments due are as follows:

                         Year                      Amount
                         ----                      ------
                         2004                     $  937
                         2003                     $1,022
                         2002                     $1,022

The Company leased its automobile until October 31, 2006 and the aggregate minimum monthly payments due are as follows:

                         Year                      Amount
                         ----                      ------
                         2006                      $  284
                         2005                      $3,403
                         2004                      $3,403
                         2003                      $3,403
                         2002                      $3,658

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

      We began to test market several consumer health products to the Canadian and US markets under the AlphaRx brand name in February 2002. Test marketing and additional clinical human studies to substantiate expected marketing claims, including comparative advertising claims, are expected to continue throughout 2003. Assuming the successful completion of test marketing, a national roll-out of several over-the-counter products are expected to occur in mid 2003, at which time management anticipates the Company emerging from the development stage.

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

RESULTS OF OPERATIONS

      The first three months of fiscal year 2003 ending December 31, 2002 resulted in a net loss $266,712 from operations as compared to $207,331 for the corresponding fiscal 2002 period. The increase was primarily due to higher R&D and general administrative costs as a result of spending on clinical development and marketing.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended December 31, 2002, we have issued or sold an aggregate of 407,185 common shares to foreign investors under Regulation S for a total amount of $233,952 that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

          10.1     2003 Stock Incentive Plan
          99       Certification

      (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 14, 2003


                                          ALPHARx, INC.

                                       By: /S/ Michael M. Lee
                                          ----------------------------
                                       Michael M.  Lee, Chief Executive
                                       Officer and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: February 17, 2003

                                       Directors:


                                       /S/ Michael M. Lee
                                       ----------------------------
                                       Michael M.  Lee, Director


                                       /S/ Sai Ming Wong
                                       ----------------------------
                                       Sai Ming Wong, Director


                                       /S/ Joseph Schwarz
                                       ----------------------------
                                       Joseph Schwarz, Director


                                       /S/ Sandro Persia
                                       ----------------------------
                                       Sandro Persia, Director

                                INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION
-------           -----------

10.1              2003 Stock Incentive Plan

99 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.


17