Form 10QSB
period 2003-03-31
ALPHARX INC
filed 2003-05-15
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.
                 For the quarterly period ended: March 31, 2003

                                       OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
     of 1934.
             For the transitio period from: ___________to__________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The number of outstanding shares of registrant's Common Stock on May 13, 2003 was 16,883,279.

Transitional Small Business Disclosure Format. Yes [_]  No [X]

                                       ALPHARx, INC.

                                        FORM 10-QSB

                                       March 31, 2003

                                      TABLE OF CONTENT


DESCRIPTION                                                                           Page
-----------                                                                           ----
Part I          Financial Information

Item 1          Financial Statements                                                   3

                Unaudited Balance Sheets as of March 31, 2003 and 2002                 3

                Unaudited Statements of Operations for the three months ended March    5
                31, 2003 and 2002

                Unaudited Statements of Operations for the six months ended March      6
                31, 2003 and 2002

                Unaudited Statements of Cash Flows for the six months ended March      7
                31, 2003 and 2002

                Unaudited Statement of Retained Deficits for the six months ended      8
                March 31, 2003 and 2002

                Notes to the Financial Statements                                      9

Item II         Management's Discussion and Analysis of Financial Condition and       14
                Results of Operations

Part II         Other Information                                                     17

SIGNATURE PAGE                                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                        ALPHARX, INC.

                                (A Development Stage Company)

                                       BALANCE SHEETS

                                AS OF MARCH 31, 2003 and 2002

                                           ASSETS

                                                                   March 31        March 31
                                                                     2003           2002
                                                                   --------        --------
CURRENT ASSETS

   Cash                                                                            $  3,723
   Accounts Receivable                                             $    955          14,488
   Prepaid Legal Fees                                                41,402
   Prepaid Fees                                                     230,000
   Due from Officer                                                      83           1,335
   Loan Payable                                                                       3,305
   Inventory                                                         97,418          47,856
                                                                   --------        --------

    TOTAL CURRENT ASSETS                                            369,858          70,707

PROPERTY, PLANT & EQUIPMENT, at cost

        Less accumulated deprecation of $64,464(note 4)             122,962
        Less accumulated deprecation of $40,934                                     124,223
                                                                                   --------

OTHER ASSETS

   Deposit
   Investment                                                        20,000          46,408
                                                                   --------        --------

TOTAL ASSETS                                                       $512,820        $241,338
                                                                   ========        ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               March 31              March 31
                                                                2003                  2002
                                                             -----------           -----------
CURRENT LIABILITIES

   Cash Shortage                                             $     5,829
   Accounts Payable and Accrued Liabilities                       23,643           $    34,250
   Notes Payable-Current                                          94,930               318,114
   Salary Payable                                                                      154,000
   Accrued Interest                                                                     22,166
   Litigation Liabilities                                         25,000
   Sales Tax Payable                                                 205                   787
                                                             -----------           -----------
        TOTAL CURRENT LIABILITIES                                149,607               529,317

LONG-TERM LIABILITIES

   Notes Payable                                                  13,553
       TOTAL LONG-TERM LIABILITIES
SHAREHOLDER'S EQUITY
Common Stock, common, $ 0.0001 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 16,883,279 shares (note 5)                     $     1,689
  Additional paid-in capital                                   3,723,007
  Deficit                                                     (3,375,036)
                                                             -----------
Common Stock, common, $0.0005 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 11,193,064 shares                                                    $     5,596
  Additional paid in capital                                                         1,923,330
  Deficit                                                                           (2,216,905)
                                                                                   -----------
TOTAL SHAREHOLDER'S EQUITY                                       349,660              (287,979)
                                                             -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   512,820           $   241,338
                                                             ===========           ===========

                                         ALPHARX, INC.

                                 (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

                                                                          March 31
                                                                ------------------------------
                                                                  2003                 2002
                                                                ---------            ---------
SALES                                                           $     644            $  13,840

COST OF SALES                                                         780                9,932
                                                                ---------            ---------

GROSS PROFIT                                                         (136)               3,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      296,868              221,389

        LOSS FROM OPERATION                                      (297,004)            (217,481)

OTHER INCOME
  Interest Income                                               $       0            $       0
                                                                       63                    0
                                                                ---------            ---------
                                                                       63

        LOSS BEFORE INCOME TAXES                                 (296,941)            (217,481)

INCOME TAX                                                              0                    0
                                                                ---------            ---------

NET LOSS                                                        $(296,941)           $(217,481)
                                                                =========            =========

                                         ALPHARX, INC.
                                 (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS

                        FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

                                                                            March 31
                                                                ------------------------------
                                                                   2003                 2002
                                                                ---------            ---------
SALES                                                           $   2,498            $  13,840

COST OF SALES                                                       2,243                9,932
                                                                ---------            ---------

GROSS PROFIT                                                          255                3,908


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      564,592              428,720
                                                                ---------            ---------


        LOSS FROM OPERATION                                      (564,337)            (424,812)

OTHER INCOME
  Interest Income                                                       2
  Exchange Rate Gain                                                  682

        LOSS BEFORE INCOME TAXES                                 (563,653)            (424,812)

INCOME TAX                                                              0                    0
                                                                ---------            ---------

NET LOSS                                                        $(563,653)           $(424,812)
                                                                =========            =========

                                         ALPHARX, INC.
                                 (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

                                                                             March 31
                                                                   ---------------------------
                                                                      2003              2002
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $(563,653)        $(424,812)
  Depreciation Amount                                                 12,132            11,132

  Adjustments to reconcile note income to net cash Cash
    provided by operating activities:
       Changes in assets and liabilities:
           Increase in Accounts Receivable                              (955)          (14,488)
           Increase in Prepaid Legal Fees                            (12,017)
           Increase in Prepaid Fees                                 (230,000)
           Increase in Due from Officer                                  (83)           (1,335)
           Increase in Inventory                                     (45,277)          (47,856)
           Increase (Decrease) in Accounts Payable                    (1,037)            6,472
           Increase in Accrued Interest                                                 11,831
           Decrease in Salary Payable                                                 (124,000)
           Increase in Sales Tax Payable                                 205               787
           Increase in Loan Payable                                                     (3,305)
           Increase in Notes Payable-Current                          44,135            68,360
           Increase in Notes Payable                                  12,029
                                                                   ---------         ---------
NET CASH USED BY OPERATIONS ACTIVITIES                             $(784,521)        $(517,214)
CASH FLOWS FROM INVESTING ACTIVITIES
      Increase of Investments                                        (20,000)
          Acquisition of Automobiles                                 (14,149)
          Acquisition of Machinery & Equipment                        (3,843)
                                                                   ---------         ---------
NET CASH USED BY INVESTING ACTIVITIES                              $ (37,992)        $       0

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Issuance of Stock                                    161               645
      Increase in Additional Paid-In Capital                         825,725           536,551
                                                                   ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          $ 825,886         $ 537,196

NET INCREASE IN CASH                                                   3,373            19,982

CASH AS OF September 30, 2002 (2001)                                  (9,202)          (16,259)
                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  (5,829         $   3,723
                                                                   =========         =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                                         ALPHARX, INC.

                                 (A Development Stage Company)

                                 STATEMENT OF RETAINED DEFICITS

                        FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

RETAINED DEFICITS
                                                                 March 31
                                          ----------------------------------------------------
                                             2003                                      2002
                                          -----------                              -----------
Beginning balance, October 1, 2002        $(2,811,383)        Oct. 1, 2001         $(1,792,093)

Net loss for the period                      (563,653)                                (424,812)
                                          -----------                              -----------

Ending balance, March 31, 2003            $(3,375,036)        Mar. 31, 2002        $(2,216,905)
                                          ===========                              ===========

The accompanying notes are an integral part of this statement

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of March 31, 2003 and 2002, the results of operations for the six months ended March 31, 2003 and 2002, and the cash flows for the six months ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles. Operating results for the six months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2003 or future operating periods.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes contained in AlphaRx's Form 10-KSB for the fiscal year ended September 30, 2002.

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

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

Depreciation

The company's property, plant, and equipment are depreciated using the Straight Line Method, with recovery period of 3 years & 10 years.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Straight Line Method for financial reporting as well as income tax reporting purposes at rates based on the following estimated useful lives:

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

                                 MARCH 31, 2003

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for year ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

Research and Development (R&D)

All research and development cost were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $155,288 R&D expense had been spent during the interim period.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                   Life Year
                                                   ---------

Automobiles                         $  36,216             5
Machinery & Equipments                137,718             7
Furniture & Fixtures                   11,656             7
Improvements                            1,836            10
                                    ---------
     Less accumulated depreciation     64,464
                                    ---------
                                    $ 122,962
                                    =========

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2003, 16,883,279 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 6. PRIVATE PLACEMENT

The Company did a Private Placement, under which shareholders within the placement were granted warrants to purchase shares of the Company's authorized but unissued common stock at $1.10 per share. The private placement was done at $0.55 per share with one warrant. The warrant will expire on November 30, 2003. As of March 31, 2003, 787,185 shares were issued under the Private Placement.

NOTE 7. NOTES PAYABLE

At March 31, 2003, the Company has a note payable of $108,483. This note is unsecured and bears interest at 0%-12% per annum. $94,930 of the notes payable has been classified as current in the accompanying Balance Sheets because repayment is anticipated from April 1, 2003 to September 30, 2003.

NOTE 8. LITIGATION LOSS

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. Due to the fact that we had failed to obtain a legal opinion from the Company's counsel, the entire claim is accrued in the financial statements.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 9. COMMITMENTS

Leases

The Company leased its computers until February 31, 2006 and the aggregate minimum monthly payments due are as follows:

                             Year                  Amount
                             ----                  ------

                             2005                   $341
                             2004                   $1,755
                             2003                   $1,840
                             2002                   $1,499

The Company leased its automobile until October 31, 2006 and the aggregate minimum monthly payments due are as follows:

                             Year                  Amount
                             ----                  ------

                             2006                  $284
                             2005                  $3,403
                             2004                  $3,403
                             2003                  $3,403
                             2002                  $3,658

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

      We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January 2003. Discovered by scientists at the Hospital for Sick Children, the University Health Network and the University of Toronto, VT-1 has demonstrated the ability to kill tumor cells that express a certain receptor (CD77) with great efficiency. Our initial development focus for VT-1 will target "poor prognosis cancer patients", such as patients diagnosed with recurrent, advanced brain tumors.

      We have successfully completed the test marketing of Flexogan, a series of over-the-counter topical analgesics. A national roll-out in Canada are expected to occur in mid 2003, at which time management anticipates the Company emerging from the development stage.

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

RESULTS OF OPERATIONS

      The six months of fiscal year 2003 ending March 31, 2003 resulted in a net loss $563,653 from operations as compared to $424,812 for the corresponding fiscal 2002 period. The increase was primarily due to VT-1 acquisition and Flexogan initial production. Salary expenses were lower due to a voluntary salary reduction by key officers.

Research and Development Expense

      Research and development expense for the six months ended March 31, 2003 was approximately $155,288, compared to approximately $184,023 for the corresponding fiscal 2002 period. The decrease was primarily due to a voluntary salary reduction by key scientific officers.

      Our research and development expenses may include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, utilities, administrative expenses and an allocation of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2003, the Company conducted a private placement and sold an aggregate of 380,000 restricted shares of the Company's common stock to foreign investors at a price of $0.55 per share for a total purchase price of $209,000 in reliance on Rule 506 of Regulation D and/or
Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 380,000 restricted shares of the Company's common stock with an exercise price of $1.10 per share.

      On March 31, 2003, the Company issued an aggregate of 452,500 restricted shares of its common stock to Michael Lee, Joseph Schwarz, Michael Weisspapir and Sai Ming Wong for services rendered as officers valued at $0.40 a share in lieu of cash obligations due under the terms of their employment agreements in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offerees did not resell the stock but continued to hold it; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations made in connection with the issuance of the stock took place directly between the offerees and the Company.

      On March 31, 2003, the Company issued 126,253 restricted shares of its common stock to Andonis Artemakis for the settlement of loans made to the Company valued at $0.40 a share to settle an amount due of $69,444.93 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree; (3) the offeree did not resell the stock but continues to hold it; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on April 15, 2003 the stockholders of the Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Michael Lee, Joseph Schwarz, Ford Moore, David Milroy, Sai Ming Wong. The results of the voting were as follows:

                                      VOTES FOR              VOTES WITHHELD
                                      ---------              --------------
      Michael Lee                     8,233,956                    0
      Joseph Schwarz                  8,233,956                    0
      Ford Moore                      8,233,956                    0
      David Milroy                    8,233,956                    0
      Sai Ming Wong                   8,233,956                    0

      Also at the Annual Meeting, the stockholders ratified the Board's selection of Deloitte & Touche L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 2003, with 8,223,956 votes for ratification, 0 vote against ratification, and 0 abstention.

      Further, the stockholders ratified the Company's 2003 Stock Incentive Plan, with 8,223,956 votes for ratification, 0 vote against ratification and 0 abstention.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

            10.1 2003 Stock Option Plan adopted April 15, 2003 (incorporated by reference to the Form 10-QSB filed on February 21, 2003).

            99.1  Certification by Chief Executive Officer

            99.2  Certification by Chief Financial Officer

      (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 13, 2003


                                           ALPHARx, INC.

                                          By: /S/ Michael M. Lee
                                              -------------------------------
                                          Michael M. Lee,
                                          President & Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: May 13, 2003

/S/ Michael M. Lee                            /S/ Michael Faye
------------------------                      ---------------------
Michael M. Lee, Director                      Michael Faye, Director


/S/ Andrew Malion                             /S/ David Milroy
------------------------                      ---------------------
Andrew Malion, Director                       David Milroy, Director


/S/ Ford Moore
------------------------
Ford Moore, Director

                                INDEX TO EXHIBITS

EXHIBIT
NO.                   DESCRIPTION
-------               -----------
99.1                  Certification by Chief Executive Officer

99.2                  Certification by Chief Financial Officer


21