Form 10QSB/A
period 2003-03-31
ALPHARX INC
filed 2003-05-21
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of registrant's Common Stock on May 19, 2003 was 16,844,558.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                  ALPHARx, INC.

                                  FORM 10-QSB/A

                                 March 31, 2003

                                TABLE OF CONTENT

DESCRIPTION                                                                 Page

Part I          Financial Information

Item 1          Financial Statements                                        3

                Unaudited Balance Sheets as of March 31, 2003 and 2002      3

                Unaudited Statements of Operations for the three months
                ended March 31, 2003 and 2002                               5

                Unaudited Statements of Operations for the six months
                ended March 31, 2003 and 2002                               6

                Unaudited Statements of Cash Flows for the six months
                ended March 31, 2003 and 2002                               7

                Unaudited Statement of Retained Deficits for the six
                months ended March 31, 2003 and 2002                        8

                Notes to the Financial Statements                           9

Item II         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         14

Part II         Other Information                                           17

SIGNATURE PAGE                                                              19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  ALPHARX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                          AS OF MARCH 31, 2003 and 2002

                                     ASSETS

                                                             March 31   March 31
                                                               2003       2002
CURRENT ASSETS

   Cash                                                                 $  3,723
   Accounts Receivable                                       $    955     14,488
   Prepaid Legal Fees                                          41,402
   Due from Officer                                                83      1,335
   Loan Payable                                                            3,305
   Inventory                                                   97,418     47,856
                                                             --------   --------

     TOTAL CURRENT ASSETS                                     139,858     70,707

PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $64,464(note 4)      122,962
                                                             --------
         Less accumulated deprecation of $40,934                         124,223
                                                                        --------

OTHER ASSETS

   Licensing Right                                            230,000
   Investment                                                  20,000     46,408
                                                             --------   --------
                                                              250,000

TOTAL ASSETS                                                 $512,820   $241,338
                                                             ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31         March 31
                                                       2003             2002

CURRENT LIABILITIES

   Cash Shortage                                    $     5,829
   Accounts Payable and Accrued Liabilities              23,643     $    34,250
   Notes Payable-Current                                 94,930         318,114
   Salary Payable                                                       154,000
   Accrued Interest                                                      22,166
   Litigation Liabilities                                25,000
   Sales Tax Payable                                        205             787
                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                       149,607         529,317

LONG-TERM LIABILITIES

   Notes Payable                                         13,553
       TOTAL LONG-TERM LIABILITIES

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
   outstanding 16,844,558 shares (note 5)           $     1,685
   Additional paid-in capital                         3,710,512
   Deficit                                           (3,362,537)
                                                    -----------
Common Stock, common, $0.0005par value,
   Authorized 100,000,000 shares, issued and
   outstanding 11,193,064 shares                                    $     5,596
   Additional paid in capital                                         1,923,330
   Deficit                                                           (2,216,905)
                                                                    -----------
TOTAL SHAREHOLDER'S EQUITY                              349,660        (287,979)
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   512,820     $   241,338
                                                    ===========     ===========

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

                                                                March 31
                                                          2003           2002
                                                          ----           ----

SALES                                                  $     644      $  13,840

COST OF SALES                                                780          9,932
                                                       ---------      ---------

GROSS PROFIT                                                (136)         3,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             294,369        221,389
                                                       ---------      ---------

         LOSS FROM OPERATION                            (294,505)      (217,481)

OTHER INCOME
   Interest Income                                     $       0      $       0
   Other Income                                           10,000
   Exchange Rate Gain                                         63              0
                                                       ---------      ---------
                                                          10,063              0

         LOSS BEFORE INCOME TAXES                       (284,442)      (217,481)

INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(284,442)     $(217,481)
                                                       =========      =========

                                  ALPHARX, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

                                                                March 31
                                                          2003           2002
                                                          ----           ----
SALES                                                  $   2,498      $  13,840

COST OF SALES                                              2,243          9,932
                                                       ---------      ---------

GROSS PROFIT                                                 255          3,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             562,093        428,720
                                                       ---------      ---------

         LOSS FROM OPERATION                            (561,838)      (424,812)

OTHER INCOME
   Interest Income                                             2
   Other Income                                           10,000
   Exchange Rate Gain                                        682

         LOSS BEFORE INCOME TAXES                       (551,154)      (424,812)

INCOME TAX                                                     0              0
                                                       ---------      ---------

NET LOSS                                               $(551,154)     $(424,812)
                                                       =========      =========

                                  ALPHARX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

                                                                March 31
                                                            2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $(551,154)   $(424,812)
   Depreciation Amount                                      12,132       11,132

   Adjustments to reconcile note income to net cash
     Cash provided by operating activities:
        Changes in assets and liabilities:
           Increase in Accounts Receivable                    (955)     (14,488)
           Increase in Prepaid Legal Fees                  (12,017)
           Increase in Licensing Right                    (230,000)
           Increase in Due from Officer                        (83)      (1,335)
           Increase in Inventory                           (45,277)     (47,856)
           Increase (Decrease) in Accounts Payable          (1,037)       6,472
           Increase in Accrued Interest                                  11,831
           Decrease in Salary Payable                                  (124,000)
           Increase in Sales Tax Payable                       205          787
           Increase in Loan Payable                                      (3,305)
           Increase in Notes Payable-Current                44,135       68,360
           Increase in Notes Payable                        12,029
                                                         ---------    ---------
NET CASH USED BY OPERATIONS ACTIVITIES                   $(772,022)   $(517,214)

CASH FLOWS FROM INVESTING ACTIVITIES
       Increase of Investments                             (20,000)
          Acquisition of Automobiles                       (14,149)
          Acquisition of Machinery & Equipment              (3,843)
                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                    $ (37,992)   $       0


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Stock                         152          645
       Increase in Additional Paid-In Capital              813,235      536,551
                                                         ---------    ---------
NET CASH PROVIDEDBY FINANCING ACTIVITIES                 $ 813,387    $ 537,196

NET INCREASE IN CASH                                         3,373       19,982

CASH AS OF September 30, 2002 (2001)                        (9,202)     (16,259)
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  (5,829)   $   3,723
                                                         =========    =========

SUPPLEMENTARY DISCLOSURE:

The statement of cash flows using indirect method as defined under Statement of Financial Accounting
Standard of No. 95.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                         STATEMENT OF RETAINED DEFICITS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

RETAINED DEFICITS
                                                      March 31

                                          2003                          2002
                                          ----                          ----

Beginning balance, October 1, 2002    $(2,811,383)   Oct. 1, 2001   $(1,792,093)

Net loss for the period                  (551,154)                     (424,812)
                                      -----------                   -----------

Ending balance, March 31, 2003        $(3,362,537)   Mar. 31, 2002  $(2,216,905)
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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes contained in AlphaRx's Form 10-KSB/A for the fiscal year ended September 30, 2002.

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

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                        Life Year
Automobiles                               $ 36,216           5
Machinery & Equipments                     137,718           7
Furniture & Fixtures                        11,656           7
Improvements                                 1,836          10
                                          --------
     Less accumulated depreciation          64,464
                                          --------
                                          $122,962
                                          ========

NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2003, 16,844,558 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 6. PRIVATE PLACEMENT

The Company did a Private Placement, under which shareholders within the placement were granted warrants to purchase shares of the Company's authorized but unissued common stock at $1.10 per share. The private placement was done at $0.55 per share with one warrant. The warrants expire on November 30, 2003. As of March 31, 2003, a total of 913,448 shares were issued under the Private Placement.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the Financial Statements, including the Notes thereto, appearing in this Form 10-QSB/A. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

RESULTS OF OPERATIONS

      The six months of fiscal year 2003 ending March 31, 2003 resulted in a net loss $551,154 from operations as compared to $424,812 for the corresponding fiscal 2002 period. The increase was primarily due to VT-1 acquisition and Flexogan initial production. Salary expenses were lower due to a voluntary salary reduction by key officers.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2003, the Company conducted a private placement and sold an aggregate of 506,263 restricted shares of the Company's common stock to foreign investors at a price of $0.55 per share for a total purchase price of $278,445 in reliance on Rule 506 of Regulation D and/or
Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 506,263 restricted shares of the Company's common stock with an exercise price of $1.10 per share.

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

DATED: May 20, 2003

                                                ALPHARx, INC.


                                                By:  /S/ Michael M. Lee
                                                --------------------------------
                                                Michael M. Lee,
                                                President & Chief Executive
                                                Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: May 20, 2003


   /S/ Michael M. Lee                              /S/ Michael Faye
-----------------------------                   ----------------------
Michael M.  Lee, Director                       Michael Faye, Director


   /S/ Andrew Malion                               /S/ David Milroy
-----------------------------                   ----------------------
Andrew Malion, Director                         David Milroy, Director


  /S/ Ford Moore
-----------------------------
Ford Moore, Director

                                INDEX TO EXHIBITS

EXHIBIT
NO.            DESCRIPTION
-------        -----------

99.1           Certification by Chief Executive Officer

99.2           Certification by Chief Financial Officer


20