Form 10QSB
period 2003-06-30
ALPHARX INC
filed 2003-08-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: June 30, 2003

                                       OR

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from:________ to________

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


The number of outstanding shares of registrant's Common Stock on August 11, 2003 was 16,920,082.

Transitional Small Business Disclosure Format. Yes  |_|   No |X|

                                  ALPHARx, INC.

                                   FORM 10-QSB

                                  June 30, 2003



                                TABLE OF CONTENT


DESCRIPTION                                                                 Page

Part I           Financial Information

Item 1           Financial Statements                                        3

                 Unaudited Balance Sheets as of June 30, 2003 and 2002       3

                 Unaudited Statements of Operations for the three months
                 ended June 30, 2003 and 2002                                5

                 Unaudited Statements of Operations for the nine months
                 ended June 30, 2003 and 2002                                6

                 Unaudited Statements of Cash Flows for the nine months
                 ended June 30, 2003 and 2002                                7

                 Unaudited Statement of Retained Deficits for the six
                 months ended June 30, 2003 and 2002                         8

                 Notes to the Financial Statements                           9

Item II          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

Part II          Other Information                                          18

SIGNATURE PAGE                                                              20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               ALPHARX, INC.

                       (A Development Stage Company)


                               BALANCE SHEETS
                        AS OF JUNE 30, 2003 and 2002

                                   ASSETS

                                                                June 30         June 30
                                                                  2003            2002
                                                                --------        --------
CURRENT ASSETS
   Cash                                                         $ 33,493        $  5,072
   Accounts Receivable                                             1,702          14,488
   Due from Officer                                                    0           1,587
   Notes Receivable                                                    0           4,398
   Prepaid Legal Fees                                             41,402              --
   Inventory                                                     120,089          47,797
                                                                --------        --------

     TOTAL CURRENT ASSETS                                        196,686          73,342


PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $73,322(note 4)         114,104              --
         Less accumulated deprecation of $46,594                      --         121,059
                                                                                --------

OTHER ASSETS

   Licensing Rights                                              230,000              --
   Investment                                                     20,000          46,408

     TOTAL OTHER ASSETS                                          250,000          46,408


TOTAL ASSETS                                                    $560,790        $240,809
                                                                ========        ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  June 30         June 30
                                                                    2003            2002
                                                                -----------       ---------
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                     $    38,371       $     440
   Notes Payable-Current (note 7)                                   255,448         474,164
   Salary Payable                                                     9,000         154,000
   Sales Tax Payable                                                      0             787
   Accrued Interest                                                   3,242          29,117
   Litigation Liabilities (note 8)                                   25,000               0
        TOTAL CURRENT LIABILITIES                                   331,061         658,508

LONG-TERM LIABILITIES
   Deposit                                                               --           5,000
   Note Payable                                                      13,553

SHAREHOLDER'S EQUITY

Common Stock, common, $ 0.0001 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 16,920,082 shares (note 5)                        $     1,692              --
  Additional paid-in capital                                      3,743,445              --
  Deficit                                                        (3,528,961)             --
                                                                                  ---------
Common Stock, common, $0.0005 par value,
  Authorized 100,000,000 shares, issued and
  outstanding 11,793,064 shares                                          --       $   5,896
  Additional paid in capital                                                      1,923,330
  Deficit                                                                        (2,351,925)
                                                                                  ---------
TOTAL SHAREHOLDER'S EQUITY                                          216,176        (422,699)
                                                                -----------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   560,790       $ 240,809
                                                                ===========       =========

                               ALPHARx, INC.

                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2003 and 2002
                                (Unaudited)


                                                            June 30
                                                    ----------------------
                                                        2003         2002
                                                    ---------    ---------
SALES                                               $   1,241    $     142

COST OF SALES                                             587           59
                                                    ---------    ---------

GROSS PROFIT                                              654           83

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          167,078      135,104

         LOSS FROM OPERATION                         (166,424)    (135,021)

OTHER INCOME

   Interest Income                                               $       1

         LOSS BEFORE INCOME TAXES                    (166,424)    (135,020)

INCOME TAX                                                  0            0

NET LOSS                                            $(166,424)   $(135,020)
                                                    =========    =========

                               ALPHARX, INC.

                       (A Development Stage Company)

                          STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 30, 2003 and 2002


                                                           June 30
                                                   -----------------------
                                                      2003          2002
                                                   ---------     ---------
SALES                                              $   3,739     $  13,982

COST OF SALES                                          2,830         9,991
                                                   ---------     ---------

GROSS PROFIT                                             909         3,991


SELLING, RESEARCH AND DEVELOPMENT, GENERAL
AND ADMINISTRATIVE EXPENSES                          729,171       563,824
                                                   ---------     ---------


         LOSS FROM OPERATIONS                       (728,262)     (559,833)

OTHER INCOME
   Interest Income                                 $       2     $       1
   Other Income                                       10,682            --

         LOSS BEFORE INCOME TAXES                   (717,578)     (559,832)


INCOME TAX                                                 0             0
                                                   ---------     ---------


NET LOSS                                           $(717,578)    $(559,832)
                                                   =========     =========

                               ALPHARX, INC.

                       (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 2002 and 2001

                                                                                  June 30
                                                                      ----------------------------
                                                                         2003              2002
                                                                      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                           $(717,578)         $(559,832)
   Depreciation Amount                                                   20,990             16,793

   Adjustments to reconcile note income to net cash Cash
     provided by operating activities:
        Changes in assets and liabilities:
           Increase in Accounts Receivable                               (1,702)           (14,488)
           Increase (Decrease) in Accounts Payable                       13,691            (27,337)
           Increase in Customer Deposits                                     --              5,000
           Increase in Accrued Interest                                   3,242             18,782
           Increase (Decrease) in Salary Payable                          9,000           (124,000)
           Increase in Sales Tax Payable                                     --                787
           Increase in Due from Officer                                      --             (1,587)
           Increase in Loan                                                  --             (4,399)
           Increase in Inventory                                        (67,948)           (47,797)
           Increase in Notes Payable-Current                            204,653            224,410
           Increase in Prepaid Legal Fees                               (12,017)                --
           Increase in Notes Payable                                     12,029                 --
                                                                      ---------          ---------
NET CASH USED BY OPERATIONS ACTIVITIES                                $(535,640)          (513,668)

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in Licensing Rights                                 (230,000)                --
          Increase of Investment                                        (20,000)                --
          Acquisition of PP&E                                           (17,992)            (2,497)
                                                                      ---------          ---------
NET CASH USED BY INVESTING ACTIVITIES                                 $(267,992)         $  (2,497)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Issuance of Stock                                      159                945
       Increase in Additional Paid-In Capital                           846,168            536,551
                                                                      ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             $ 846,327          $ 537,496

NET INCREASE IN CASH                                                     42,695             21,331

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AS OF September 30, 2002 (2001)                                     (9,202)           (16,259)
                                                                      ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  33,493          $   5,072
                                                                      =========          =========

SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

                               ALPHARX, INC.

                       (A Development Stage Company)

                       STATEMENT OF RETAINED DEFICITS
              FOR THE NINE MONTHS ENDED JUNE 30, 2003 and 2002


RETAINED DEFICITS

                                                    2003                                           2002
                                               -------------                                 -------------
  Beginning balance, October 1, 2002           $  (2,811,383)         Oct. 1, 2001           $  (1,792,093)

  Net loss for the period                           (717,578)                                     (559,832)
                                               -------------                                 -------------

  -Ending balance, June 30, 2003               $  (3,528,961)         Jun. 30, 2002          $  (2,351,925)
                                               =============                                 =============

                               ALPHARX, INC.

                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 2003


NOTE 1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of AlphaRx, Inc. as of June 30, 2003 and 2002, the results of operations for the nine months ended June 30, 2003 and 2002, and the cash flows for the nine months ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles. Operating results for the nine months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2003 or future operating periods.

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

                                  JUNE 30, 2003


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

                Automobiles                        5 years
                Machinery and Equipment            3 years
                Furniture and Fixtures             7 years
                Improvements                      10 years

The company capitalizes expenditures that materially increase assets' lives and expense ordinary repairs and maintenance to operating as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income and retained earnings.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued.)

Income Taxes

The company is a C Corporation that subjects to accrual of federal tax according to tax laws. There is no income tax for period ended since the company was under a development stage and did not have active business operations. The State of Delaware does not impose tax on corporation net income.

Research and Development (R&D)

All R&D were charged to expense for the period ended. These costs included traveling to explore and evaluate new products and negotiating marketing rights, products licensing, and various legal and professional fees incurred for preparation of patent applications. A total of $183,569 R&D expense had been spent during the interim period.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

                                                       Life Year
Automobiles                              $  36,216             5
Machinery & Equipments                     137,718             7
Furniture & Fixtures                        11,656             7
Improvements                                 1,836            10
                                         ---------
     Less accumulated depreciation          73,322
                                          $114,104


NOTE 5. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2003, 16,920,082 shares of such common stock had been issued and outstanding, each share bears a par value of $0.0001.

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 6. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. Since the fiscal year of 2001, the option plan was terminated. Under the Plan, the option exercise price and its fair market value are determined to be US$0.10. Outstanding stock options granted under the Plan will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                              Weighted
                                                             Number of        Average
                                                             Shares           Exercise Price
                                                             ---------        --------------
Outstanding at June 20, 2000 (plan adoption)                 1,600,000                $0.10
Granted                                                      1,150,000                $0.10
Exercised                                                            0                $0.10
Cancelled                                                      450,000                $0.10
                                                             ---------        --------------
Outstanding at June 30, 2003                                 1,150,000                $0.10
                                                             =========        ==============
Options exercisable at June 30, 2003                           862,500                $0.10
                                                             =========        ==============

The Company has adopted a new option plan on February 10, 2003 under which 1,500,000 common shares will be granted to certain key employees and directors. Under the Plan, the option exercise price and its fair market value are determined to be US$0.63-US$0.69. All options will be expired on February 10, 2008 and will vest, and become exercisable in three installments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:




See accountant's review report

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 6. STOCK OPTION PLAN
(continued.)

                                                                              Weighted
                                                             Number of        Average
                                                             Shares           Exercise Price
                                                             ---------        --------------
Outstanding at February 10, 2003 (plan adoption)             1,500,000                 $0.65
Granted                                                        555,000                 $0.65
Exercised                                                            0                 $0.65
Cancelled                                                            0                 $0.65
                                                             ---------        --------------
Outstanding at June 30, 2003                                   555,000                 $0.65
                                                             =========        ==============
Options exercisable at June 30, 2003                           178,330                 $0.65
                                                             =========        ==============

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because none of the vested options were exercised.

 NOTE 7. NOTES PAYABLE

At June 30, 2003, the Company has a note payable of $269,001. This note is unsecured and bears interest at 0%-12% per annum. $255,448 of the notes payable has been classified as current in the accompanying Balance Sheets because repayment is anticipated from July 1, 2003 to September 30, 2003.


See accountant's review report

                                  ALPHARX, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 8. LITIGATION LOSS

The Company is a defendant in a lawsuit, filed by a prospective investor as of August 2002, alleging breach of contract, which seeks damages totaling $25,000. Due to the fact that we had failed to obtain a legal opinion from the Company's counsel, the entire claim is accrued in the financial statements.

NOTE 9. COMMITMENTS

Leases

The Company leases its computers until February 28, 2006 and the aggregate minimum monthly payments due are as follows:

                     Year                      Amount

                     2005                       $341
                     2004                       $1,755
                     2003                       $1,840
                     2002                       $1,499

The Company leases its automobile until October 31, 2006 and the aggregate minimum monthly payments due are as follows:

                     Year                      Amount

                     2006                      $284
                     2005                      $3,403
                     2004                      $3,403
                     2003                      $3,403
                     2002                      $3,658

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

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

      We have successfully completed the test marketing of Flexogan, a series of over-the-counter topical analgesics. A national roll-out in Canada is expected to occur in August 2003, at which time management anticipates the Company emerging from the development stage.

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

RESULTS OF OPERATIONS

      The first nine months of fiscal year 2003 ending June 30, 2003 resulted in a net loss $717,578 from operations as compared to $559,832 for the corresponding fiscal 2002 period. The increase in the net loss was primarily due to cost incurred to prepare Flexogan for commercial production.

Research and Development Expense

      Research and development expense for the nine months ended June 30, 2003 was approximately $183,569, compared to approximately $325,254 for the corresponding fiscal 2003 period. The decrease was primarily due to a voluntary salary reduction by key scientific officers.

      Our research and development expenses may include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, utilities, administrative expenses and an allocation of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive than the previous one. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by the Company will be impacted.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed operations principally from the sale of Common Stock and expect to continue this practice to fund our ongoing activities.

      We incurred a net loss of approximately $717,578 for the nine months ended June 30, 2003, resulting in an accumulated deficit of approximately $3,528,961. We expect to continue to incur operating losses and may require additional financing to continue our operations thereafter.

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

      Rammgraph Ltd. o/a Iplatform Imaging vs. AlphaRx Inc. filed in the Ontario Superior Court of Justice on June 16, 2003. Rammgraph has filed a claim asking for $18,934 for allegedly providing design services to the Company. The Company has denied any liability in this case and is currently defending this action vigorously.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30, 2003, the Company conducted a private placement and sold an aggregate of 75,524 restricted shares of the Company's common stock to foreign investors at a price of $0.45 per share for a total purchase price of $33,985 in reliance on Rule 506 of Regulation D and/or
Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 75,524 restricted shares of the Company's common stock with an exercise price of $0.65 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

          32.1     Certification by Chief Executive Officer

          32.2     Certification by Chief Financial Officer

      (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALPHARx, INC.


Date: August 12, 2003                  By:   /s/ Michael Lee
                                             -----------------------------------
                                             MICHAEL LEE
                                             Chief Executive Officer, President,
                                             (Principal Executive Officer)



Date: August 12, 2003                  By:   /s/ Marcel Urbanc
                                             -----------------------------------
                                             MARCEL URBANC
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION

31.1                       Certification by Chief Executive Officer

31.2                       Certification by Chief Financial Officer

32.1                       Certification by Chief Executive Officer

32.2                       Certification by Chief Financial Officer





21