Form 10KSB
period 2003-09-30
ALPHARX INC
filed 2004-01-27
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-30813
Alpha Rx, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0177440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200-168 Konrad Crescent, Markham, Ontario, Canada L3R 9T9
(Address of principal executive office) (Zip Code)
(905) 479-3245
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenues for its most recent fiscal year ended September 30, 2003 were $52,925.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,732,120 based on the average closing bid and asked prices for the common stock on January 23, 2004.

As of January 23, 2004 there were 17,022,582 shares outstanding of the issuer's common Stock.

AlphaRx, Inc.

FORM 10-KSB

For the Year Ended September 30, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-KSB, the “Company,” “AlphaRx,” “we,” “us,” and “our,” refer to AlphaRx, Inc.

AlphaRx, formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol “AHRX” on July 25, 2000. On October 12, 2000, our common stock ceased trading on the Pink Sheets L.L.C. and began trading on the Over The Counter Bulletin Board (“OTCBB”) under the same symbol. Subsequent to March 19, 2002, our symbol was changed to “ALRX” after a consolidation of our common stock on a 1 for 5 basis. All references to our common stock have been retroactively restated.

COMPANY OVERVIEW

We are a pharmaceutical company, engaged in the research development and market of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products.

In January 2003, we acquired the world-wide exclusive commercialization rights of VT1, a potential cancer therapeutic compound, from Select therapeutics Inc. Given our recent success with Flexogan, Indoflex and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have decided VT1 no longer meets our strategic objective and the VT1 program has been terminated.

In August 2003, we out licensed Indoflex, our lead pharmaceutical product, to Andromaco Inc. for commercialization in Mexico. We will receive royalties from future product sales.

In August 2003, we delivered our first shipment of Flexogan to Loblaws Group, one of the largest mass market retailers in Canada. We continue to make progress on Flexogan sales in Canada. A national roll-out in the United States is planned for 2004.

We believe the market for advanced drug delivery systems is large and growing. Based on published data, the market for orally-administered drugs that utilize drug delivery systems is expected to increase to approximately $50 billion in 2005 from approximately $10 billion in 1995. We also believe that pharmaceutical companies that do not themselves have drug delivery technology expertise will rely upon third parties, such as AlphaRx, to apply such technologies to their product candidates.

We intend to use our proprietary drug delivery technologies in collaborative arrangements with pharmaceutical companies to formulate their existing commercialized drugs as well as drugs under development by them. By improving drug efficacy and reducing side effects, we believe our drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates. We also intend to develop either independently or jointly

certain off-patent and over-the-counter (“OTC”) products utilizing our proprietary drug delivery technologies.

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

Insoluble or poorly soluble drugs are a major problem for the pharmaceutical industry, with over one-third of the drugs listed in the United States’ Pharmacopoeia being insoluble or poorly soluble in water. Further, most approaches used to overcome insolubility result in clinical problems ranging from poor and erratic bioavailability to serious side effects. The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.

We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology. Our central strategy is to seek alliances with pharmaceutical companies which will assist us in completing the reformulation and development of the drugs and which will initiate clinical trials and commercialize the products.

PRODUCT PIPLELINE

The following is a list of some of our products in the product pipeline:

  ----------------------------- ---------------------------- ---------------- -----------------
  Brand Name                    Application                  Delivery Route   Stage
  ----------------------------- ---------------------------- ---------------- -----------------
  ---------------------------------------------------------------------------------------------
  Pharmaceuticals
  ---------------------------------------------------------------------------------------------
  ----------------------------- ---------------------------- ---------------- -----------------
  2.5% Indoflex                 Arthritis Pain               Topical          Phase I Planned
  ----------------------------- ---------------------------- ---------------- -----------------
  ----------------------------- ---------------------------- ---------------- -----------------
  1.5% Flexigan                 Arthritis Pain               Topical
  ----------------------------- ---------------------------- ---------------- -----------------
  ----------------------------- ---------------------------- ---------------- -----------------
  ARX2000/2001                  Anti-inflammation            Oral             Pre-clinical
  ----------------------------- ---------------------------- ---------------- -----------------
  ---------------------------------------------------------------------------------------------
  Consumer Health (over-the-counter)
  ---------------------------------------------------------------------------------------------
  ----------------------------- ---------------------------- ---------------- -----------------
  Flexogan                      Analgesic                    Topical          Market
  ----------------------------- ---------------------------- ---------------- -----------------
  ----------------------------- ---------------------------- ---------------- -----------------
  NuProm                        Acne Control                 Topical          Formulation
  ----------------------------- ---------------------------- ---------------- -----------------
  ----------------------------- ---------------------------- ---------------- -----------------
  H-Relief                      Haemorrhoid control          Topical          Formulation
  ----------------------------- ---------------------------- ---------------- -----------------
  ----------------------------- ---------------------------- ---------------- -----------------
  V-Relief                      Anti-fungal                  Topical          Formulation
  ----------------------------- ---------------------------- ---------------- -----------------

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

The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the development of new drug delivery systems. Today, medication can be delivered to a patient through many different means of delivery, including transdermal (through the skin), injection, implant and oral methods. These delivery methods, however, continue to have certain limitations. Transdermal patches are often inconvenient to apply can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. Implants generally are administered in a hospital or physician’s office and frequently are not suitable for home use. Oral administration remains the preferred method of administering medication. Conventional oral drug administration, however, also has limitations in that capsules and tablets have limited effectiveness in providing controlled drug delivery, resulting frequently in drug release that is too rapid (causing incomplete absorption of the drug), irritation to the gastrointestinal (GI) tract and other side effects. In addition capsules and tablets cannot provide localized therapy.

In recent years, drug delivery companies have been able to develop innovative and efficient solutions to some of the limitations of conventional oral drug administration. For example, the improved oral delivery system developed by ALZA in the 1980‘s reduced the side effects and dosing frequency of the hypertension drug, Procardia(R). The improved product, Procardia XL(R), resulted in substantially increased sales and the new formulation extended the patent life on Procardia(R). We believe our BCD Systems have the potential to offer similar opportunities of improved therapy and extended patent life to pharmaceutical and biotechnology companies.

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

COMPETITION

There are other companies that have oral drug delivery technologies that compete with the BCD Systems. The competitors have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of ours, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently using polymeric based colloidal dispersion controlled release technologies to develop products for oral and transdermal drug delivery systems for enhanced solubility and bioavailability for drugs that are not readily water soluble. We believe that this combination of oral and transdermal drug delivery technologies differentiates us from other oral drug delivery companies and will enable us to attract pharmaceutical companies to incorporate their proprietary drugs into the BCD Systems and also to differentiate any OTC and/or off-patent drugs that utilize the BCD Systems from those of other drug delivery companies.

Competition in the areas of pharmaceutical products and drug delivery systems is intense and is expected to become more intense in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems all have substantially greater financial, technological, marketing, personnel and research and development resources than us. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and foreign jurisdictions. We currently have one issued United States patent and three United States patent pending applications and have applied for patents in two foreign countries which are still pending. No assurance can be given that our patent applications will be approved or that any issued patents will provide competitive advantages for the BCD Drug Delivery Systems or our technologies or will not be challenged or circumvented by competitors. With respect to any patents which may be issued from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. Patent applications in the United States are maintained in secrecy until a patent issues and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or compete without infringing our patent rights. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.

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

Trademarks

We have filed applications in the United States and China Patent and Trademark Office to register the word mark “ChlorSM” and “Oralife” for oral care products, such as medicated mouth rinse, professional dental gels and varnish. We also registered the following trademarks, “BCD”, “Flexogan”, “AlphaRx”, “PhytoScience”, “NuProm” and “LipoLette” in Canada and “Flexogan”, “LipoBloc”, “NuProm”, “Oralife” and “PhytoScience” in the United States. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name “AlphaRx.com” for our corporate website.

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

GOVERNMENT REGULATION

We are subject to regulation under various federal laws regarding pharmaceutical products and also various federal and provincial laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with our research and development activities, AlphaRx is subject to federal, provincial and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any material non-compliance.

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

Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pharmacokinetic pattern of a drug. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may at our discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and our assessment of the risk/benefit ratio to the patient.

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

Although we currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims, there can be no assurance that:

o we will be able to maintain product liability insurance on acceptable terms; o we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or o any insurance will provide adequate protection against potential liabilities.

EMPLOYEES

We employ five consultants on a full-time basis and two staff on a part-time basis. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are excellent.

RISK FACTORS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2003, we had an accumulated deficit of approximately $4,225,980. Our gross revenues for the years ended September 30, 2003 and September 30, 2002 were $52,925 and $282 respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2003 consisted primarily of revenue from the initial sales of Flexogan in Canada. We believe that our profitability will require at least the successful commercialization of Flexogan in the U.S. We might never be profitable.

We will require additional financing to sustain our operations, and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

.	continued scientific progress in our research programs;
. progress with preclinical studies and clinical trials;
. the magnitude and scope of our research and development programs;
. our ability to establish corporate partnerships and licensing arrangements;
. our ability to sell and market our products;
. the time and costs involved in obtaining regulatory approvals;
. the costs involved in preparing, filing, prosecuting, maintaining,

         defending and enforcing patent claims;

.	the potential need to develop, acquire or license new technologies and products;
. the continued ability to refinance demand loans from our founder and officers; and
. other factors beyond our control.

At September 30, 2003, we had a working capital deficiency of approximately $556,784. The independent auditors’ report for the year ended September 30, 2003 includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency discussed above raise substantial doubt about our ability to continue as a going concern.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our over-the-counter health care products. However, our products may never become commercially successful.

Some of our executives have made loans to us and are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock.

Some of our executives have made loans to us under promissory notes. Our obligations under these promissory notes are secured by substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes are accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders.

We face significant competition in the over-the-counter health care market.

The over-the-counter health care market is highly competitive and is characterized by the frequent introduction of new products, including the migration of prescription drugs to the over-the-counter market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business, especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large over-the-counter pharmaceutical companies such as Pfizer, Inc. and Johnson andamp; Johnson, consumer products companies such as Procter andamp; Gamble Co., many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than we. In addition, our competitors may use aggressive spending on trade promotions and advertising as a strategy for building market share, at the expense of their competitors, including us. If we are unable to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

If our pharmaceutical products receive regulatory approval, our competitors may eventually include large pharmaceutical companies with superior resources.

We are engaged in a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on one pharmaceutical product — Indoflex – for treating arthritis and other anti-inflammatory indications. Like the market for any pharmaceutical product, the market for treating arthritis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary drug delivery technologies and formulations that we have invented in the course of our research. To date, one U.S. patent has been issued and other applications are pending. We have also made patent application filings in selected foreign countries. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

We also rely on trade secrets to protect our inventions. Our policy is to include confidentiality obligations in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, parties with confidentiality obligations could breach their agreements causing us harm. If a secrecy obligation were to be breached, we may not have the financial resources necessary for a legal challenge. If licensees, consultants or other third parties use technological information independently developed by them or by others in the development of our products, disputes may arise from the use of this information and as to the ownership rights to products developed using this information. These disputes may not be resolved in our favour.

Our technology or products could give rise to product liability claims.

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $4,000,000 in product liability insurance coverage and plan to increase this coverage as our products advance. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner would harm our research and development programs and our business.

The market price of our common stock is volatile.

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Continued Control by Current Officers and Directors

The present officers and directors own approximately 55% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Our common stock is classified as a “penny stock” under SEC rules which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because AlphaRx common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

REPORTS TO SECURITY HOLDERS

AlphaRx is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,930 square feet in Markham, Ontario, under a lease which expires on November 30, 2008 for approximately $2,300 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Farhad Walji vs. AlphaRx, Inc. and AlphaRx Canada Limited filed in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $25,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx’s stock and damages resulting from lost opportunity. The Company has denied any liability in this case and is currently defending this action vigorously. Nonetheless, the value of the entire claim has been accrued in our financial statements as a liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders during the quarter ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deem reliable.

                                                                              High          Low
       ---------------------------- ------------------------------------- ------------- -------------
       ---------------------------- ------------------------------------- ------------- -------------
       Fourth Quarter               (Ended September 30, 2003)                0.35          0.30
       Third Quarter                (Ended June 30, 2003)                     0.45          0.48
       Second Quarter               (Ended March 31, 2003)                    0.41          0.36
       First Quarter                (Ended December 31, 2002)                 0.56          0.51

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2003, there were approximately 51 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

The future sale of presently outstanding “unregistered” and “restricted” common stock of the company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on the public market for our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities issued by AlphaRx during our fiscal year ended September 30, 2003 including where applicable, the identity of the person who purchased the securities, title of the securities, the exemption relied upon for the issuance and the date issued are outlined below.

During December, 2002, the Company conducted a private placement and sold an aggregate of 407,185 restricted shares of the Company’s common stock to foreign investors at a price of $0.55 per share for a total purchase price of $233,952 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 407,185 restricted shares of the Company’s common stock with an exercise price of $1.10 per share.

During March, 2003, the Company conducted a private placement and sold an aggregate of 506,263 restricted shares of the Company’s common stock to foreign investors at a price of $0.55 per share for a total purchase price of $278,445 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 506,263 restricted shares of the Company’s common stock with an exercise price of $1.10 per share.

Also during March, 2003, the Company issued an aggregate of 452,500 restricted shares of its common stock to Michael Lee, Joseph Schwarz, Michael Weisspapir and Sai Ming Wong for services rendered as officers valued at $0.40 a share in lieu of cash obligations due under the terms of their employment agreements in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did

not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offerees did not resell the stock but continued to hold it; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations made in connection with the issuance of the stock took place directly between the offerees and the Company.

During June, 2003, the Company conducted a private placement and sold an aggregate of 75,524 restricted shares of the Company’s common stock to foreign investors at a price of $0.45 per share for a total purchase price of $33,985 in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act in a private transaction that did not involve a public offering. In connection with this private placement, the Company issued a warrant to purchase a maximum of 75,524 restricted shares of the Company’s common stock with an exercise price of $0.65 per share.

All stock certificates issued exhibit restrictive legends in accordance with the rules and regulations of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor G.I. absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. During 2003 we also started to focus on commercialization of our products commencing with Flexogan in the Canadian market.

We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January 2003. Given our recent success with Flexogan, Indoflex and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have decided VT1 no longer meets our strategic objective and the VT1 program has been terminated.

We have launched Flexogan, a series of over-the-counter topical analgesics, in Canada in August 2003. We expect Flexogan to incur significant marketing expenditures in 2004 in order to support national sales in Canada and a pre-launch in U.S.

We signed a licensing agreement with Andromaco Inc in August 2003 for the commercialization of our lead pharmaceutical products “Indoflex” in Mexico. The Company will receive royalties from product sales. We do not expect marketing approval from the Mexican health authority until the 4th quarter of 2004.

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

RESULTS OF OPERATIONS

Year ended September 30, 2003 as compared to year ended September 30, 2002

Gross Revenue

Gross revenue for the twelve month period ended September 30, 2003 increased to $52,925 from $282 for the comparable period ended September 30, 2002, an increase of 1,867%. The significant increase is attributable to our first commercial sale of the Flexogen products. The gross margin on the sale of our Flexogen products was $33,415 for the year ended September 30, 2003 as compared to $223 for the comparable period ended September 30, 2002.

Net Losses

Net losses for the twelve month period ended September 30, 2003 increased to $1,414,597 from $1,019,290 for the comparable period ended September 30, 2002, an increase of 39%. This increase in net losses is principally attributed to stock option expenses.

Expenses

General and administrative expenses for the twelve month period ended September 30, 2003 increased to $1,225,140 from $532,551 for the comparable period ended September 30, 2002, an increase of 130%. The increase in general and administrative expenses during 2003 was due in part to a non-reoccurring expense of $280,594 related to the grant of stock options.

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.

Research and development expenses for the twelve month period ended September 30, 2003 decreased to $186,241 from $445,637 for the comparable period ended September 20, 2002, a decrease of 58%. The decrease in research and development expenses was primarily due to a voluntary consulting fee reduction accepted by all scientific officers.

Included in our general and administrative expenses were costs associated with marketing and inventory logistics. Marketing and inventory logistics expenses for the twelve month period ended September 30, 2003 increased to $322,603 from $0 for the comparable period ended September 20, 2002.

Liquidity And Capital Resources

As of September 30, 2003 the Company had a working capital deficiency of $556,784 compared to $29,675 at September 30, 2002.

Since inception, we have financed operations primarily from the issuance of common stock and promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed products or to carry out our business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

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

Certain Factors that may Affect Future Results

Certain of the information contained in this document constitutes “forward-looking statements”, including but not limited to those with respect to the future revenues, our development strategy, involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks and uncertainties associated with a drug delivery company including a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation, as well as those factors disclosed in our documents filed from time to time with the United States Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 are set forth on pages F-1 through F-15.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 29, 2003, we dismissed Philip K. Yeung, (“Yeung”) the principal accountant previously engaged to audit AlphaRx’s financial statements and on December 31, 2003 retained Schwartz Levitsky Feldman LLP (“Schwartz”) as the principal accountants to replace Yeung. The Company’s board of directors approved the change of accountants from Yeung to Schwartz.

The audit reports of Yeung on AlphaRx’s financial statements for the fiscal years ending September 30, 2002 and September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending September 30, 2002 and September 30, 2001 including the subsequent interim periods since engagement through December 29, 2003, the date of dismissal, the Company had no disagreements with Yeung with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Yueng to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending September 30, 2002 and September 30, 2001 including the subsequent interim periods since engagement through December 29, 2003, the date of Yeung’s dismissal, and prior to the appointment of Schwartz, AlphaRx (or anyone on its behalf) did not consult with Schwartz regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), we did not consult Schwartz in respect to these matters during the time periods detailed herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of January 26, 2004, the name, age, and position of each of our executive officers and directors:

     Name                                  Age                Position

     Michael M.  Lee                        40                Chairman of the Board of Director
                                                              Chief Executive Officer

     Marcel Urbanc, C.A.                    47                Chief Financial Officer

     Joseph Schwarz, Ph.D                   48                Chief Scientist

     Michael Weisspapir, MD, Ph.D           47                Chief Medical Officer

     Sandro Persia                          33                Secretary/Treasurer

     Dr. David Milory                       52                Director

     Dr. Ford Moore                         52                Director

Michael M. Lee, Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario.

Marcel Urbanc, Mr. Urbanc obtained his Chartered Accountant designation in 1985 after articling with Arthur Andersen andamp; Co. for 3 years. Prior to joing the Company, Mr. Urbanc served as Controller and then VP Finance andamp; CFO of Oasis Technology Ltd., a software company involved in transaction processing. During his tenure at Oasis private equity funding of approximately USD $45 Million was raised.

Joseph Schwarz, Ph.D. Dr. Schwarz is the chief scientist of the Company. Dr. Schwarz has extensive experience in the research and development of controlled release drug delivery systems, his areas of expertise cover controlled delivery of drugs, colloidal and microcorpusculate drug delivery systems, submicron emulsions (SME), transdermal delivery (topical and systemic). Dr. Schwarz has published more than 40 articles in various scientific journals and has written over 20 patents and patent applications.

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

David Milroy, D.D.S. M.R.C.D. (C) Dr. Milroy is a Certified Oral andamp; Maxillofacial Surgeon and has been in private practice in Richmond Hill, Woodbridge, and Port Hope, Ontario for the past twenty years. He graduated from the University of Toronto, Faculty of Dentistry with a Doctor of Dental Surgery degree in 1976 and a Residency in Oral andamp; Maxillofacial Surgery at the University of Toronto, Toronto General and Toronto Doctor’s Hospitals in 1982.

Ford Moore, D.D.S. F.R.C.D. (C) Dr. Moore is a a certified Oral andamp; Maxillofacial Surgeon, is engaged in a full-time private practice in Newmarket, Ontario which he established in 1981. Dr. Moore graduated from the University of Toronto with a Doctor of Dental Surgery degree in 1976, and completed a hospital Residency in Oral Surgery and Anesthesia at Toronto General Hospital, Toronto Doctor’s Hospital and the University of Toronto in 1980.

All directors will hold office until the next annual stockholder’s meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

Compensation of Directors

AlphaRx’s directors are not currently compensated for their services as directors of the Company. Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings of the Board of Directors and for expenses incurred for and on behalf of the AlphaRx.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee. The board of directors has not yet established a compensation committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2003, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company’s Chief Executive Officer for the fiscal years ended September 30, 2003, 2002 and 2001 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years (“named executive officers”).

                                                                                                  LONG
                                                                                                  TERM
                                                                                              COMPENSATION
                NAME AND                                                                 SECURITIES UNDERLYING
           PRINCIPAL POSITION                YEAR        SALARY ($)        BONUS ($)           OPTION (#)
----------------------------------------- ------------ ---------------- ---------------- -----------------------
----------------------------------------- ------------ ---------------- ---------------- -----------------------
Michael M. Lee.....................          2003               83,652                0                 150,000
  President and C.E.O.
                                             2002              230,000                0                      --
                                             2001               74,000                0                      --
Joseph Schwarz.....................          2003               56,992                0                  80,000
 Chief Scientist
                                             2002              150,000                0                      --
                                             2001               84,000                0                      --
Michael Weisspapir................           2003               46,992                0                  80,000
 Chief Medical Scientist
                                             2002              114,000                0                      --
                                             2001               63,000                0                      --

1.       The above officers accepted 672,000 restricted shares in lieu of their salary for fiscal year 2000, 2001 and the 3 months ended December 31, 2001.
2.       The above officers accepted 780,000 restricted shares in lieu of their salary between 1/1/2002 and 9/30/2002.
3.       The above officers accepted 392,500 restricted shares in lieu of their salary between 10/1/2002 and 3/31/2003.

Employment Agreements

The Company has entered into an employment agreement with Michael M. Lee on July 1, 2000, pursuant to which Mr. Lee is employed as President. The agreement, as amended, provides that Mr. Lee will devote all of his business time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $36,000 for the period January 1, 2001 to June 30, 2001, $160,000 for the period July 1, 2001 to December 31, 2001, $240,000 for the period January 1, 2002 to December 31, 2002 and $36,000 for the period January 1, 2003 to December 31, 2003. In addition, pursuant to the employment agreement, Mr. Lee was granted a ten-year option to purchase 400,000 shares of Common Stock at an exercise price equal to $0.05 per share, immediately exercisable from the date of the grant, and expiring ten years thereafter.

The Company has entered into an employment agreement with Dr. Joseph Schwarz. Pursuant to which Dr. Schwarz is employed as Chief Scientist for a term of three years commencing on July 1, 2000. Pursuant to the employment agreement, effective as of July 1, 2000, as amended, Dr. Schwarz will devote his full time to the Company in consideration of an annual salary of $24,000 for the period July 1, 2000 to December 31, 2000, $96,000 for the period January 1, 2001 to June 30, 2001, $120,000 for the period July 1, 2001 to December 31, 2001, $160,000 for the period January 1, 2002 to December 31, 2002 and $36,000 for the period January 1, 2003 to December 31, 2003. Dr. Schwarz was granted ten-year options to purchase an aggregate 250,000 shares of Common Stock at an exercise price equal to $0.10 per share.

The Company has entered into an employment agreement with Dr. Michael Weisspapir. Pursuant to the agreement, as amended, Dr. Weisspapir is employed as Senior Scientist for a term ending in December 31, 2003. Dr. Weisspapir will devote his full time to the Company in consideration of an annual salary of $12,000 for the period July 1, 2000 to December 31, 2000, $72,000 for the period January 1, 2001 to June 30, 2001, $96,000 for the period July 1, 2001 to December 31, 2001, $120,000 for the period January 1, 2002 to December 31, 2002 and $36,000 for the period January 1, 2003 to December 31, 2003. Dr. Weisspapir was granted ten-year options to purchase an aggregate 200,000 shares of Common Stock at an exercise price equal to $0.10 per share.

The following table sets forth the individual grants of stock options made during the fiscal year ended September 30, 2003 to each of the named executive officers.

----------------------------- --------------- -------------------- ----------------- --------------------
Name                          Options         % of Total  Granted  Exercise   Price  Expiration Date
                              Granted # (1)   to   Employees   in  (3)
                                              Fiscal Year (2)
----------------------------- --------------- -------------------- ----------------- --------------------
----------------------------- --------------- -------------------- ----------------- --------------------
Michael M. Lee                150,000         27%                  $0.69             Feb. 10, 2008
----------------------------- --------------- -------------------- ----------------- --------------------
----------------------------- --------------- -------------------- ----------------- --------------------
Marcel Urbanc                 80,000          14%                  $0.63             Feb. 10, 2008
----------------------------- --------------- -------------------- ----------------- --------------------
----------------------------- --------------- -------------------- ----------------- --------------------
Joseph Schwarz                80,000          14%                  $0.63             Feb. 10, 2008
----------------------------- --------------- -------------------- ----------------- --------------------
----------------------------- --------------- -------------------- ----------------- --------------------
Michael Weisspapir            80,000          14%                  $0.63             Feb. 10, 2008
----------------------------- --------------- -------------------- ----------------- --------------------

(1) The options reflected in this table were all granted under the Company's 2003 Stock Option Plan (the "Plan"). The date of grant is 5 years prior to the expiration date listed.

(2) Based on an aggregate of 555,000 options granted to employees of the Company in fiscal 2003.

(3) Exercise price is the fair market value on the date of grant as determined in accordance with the Plan.

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2003 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.35 per share on September 30, 2003. No options were exercised by the named executive officers during fiscal 2003.

----------------------------- --------------------------------------- -------------------------------------------
Name                          Number  of   Exercisable   Options  at  Value of Unexercised  In-The-Money Options
                              Fiscal           Year-End          (#)  at       Fiscal        Year-End        (#)
                              Exercisable/Unexercisable               Exercisable/Unexercisable
----------------------------- --------------------------------------- -------------------------------------------
----------------------------- --------------------------------------- -------------------------------------------
Michael M. Lee                400,000/150,000                         $100,000/$0
----------------------------- --------------------------------------- -------------------------------------------
----------------------------- --------------------------------------- -------------------------------------------
Marcel Urbanc                 50,000/30,000                           $0/$0
----------------------------- --------------------------------------- -------------------------------------------
----------------------------- --------------------------------------- -------------------------------------------
Joseph Schwarz                250,000/80,000                          $62,500/$0
----------------------------- --------------------------------------- -------------------------------------------
----------------------------- --------------------------------------- -------------------------------------------
Michael Weisspapir            200,000/80,000                          $62,500/$0
----------------------------- --------------------------------------- -------------------------------------------

2000 Stock Option Plan

The 2000 Stock Option Plan was adopted in fiscal 1999 authorizing the issuance of 1,600,000 shares to officers, key employees, certain independent contractors, and non-employee directors. An aggregate of 1,150,000 options were granted to key employees and officers of the Company in fiscal 1999. The 2000 Stock Option Plan was terminated in fiscal 2001.

2003 Stock Option Plan

The 2003 Plan is administered by the board of directors, which determines which directors, officers, employees, consultants, scientific advisors and independent contractors of the Corporation are to be granted options, the number of shares subject to the options granted, the exercise price of the options, and certain terms and conditions of the options. No options may be granted under the 2003 Plan more than ten years after the date the 2003 Plan is adopted by the board of directors, and no options granted under the 2003 Plan may be exercised after the expiration of ten years from date of grant. The board of directors may delegate administration of the 2003 Plan, including the power to grant options to persons who are not officers or directors of the Corporation, to a Stock Option Committee, composed of members of the board of directors.

The Corporation has reserved 1,500,000 common shares under the 2003 Plan for issuance under option or restricted stock purchase agreements. 645,000 options had been granted under this Plan as of January 26, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company’s common stock. The total number of shares authorized is 100,000,000 shares of common stock, each of which has a par value of $0.0001. 17,022,582 shares of common stock have been issued and are outstanding as of January 26, 2004.

                  Name and Address          Amount and Nature of                Percent of
                  Of Owner                    Beneficial Owner                  Class
                  Michael Lee(1)                     7,580,726 shares           44.53%
                  Joseph Schwarz(2)                  602,500 shares              3.54%
                  Michael Weisspapir(2)              457,500 shares              2.67%
                  Sandro Persia(2)                   16,000 shares      less than 0.1%
                  Ford Moore(3)                      492,579 shares              2.89%
                  Marcel Urbanc(2)                   0 shares                    0.00%
                  David Milroy(3)                    0 shares                    0.00%
                  All directors and officers         9,149,305 shares           53.63%
                  as a group (7 persons)

     (1) Director and Officer
     (2) Officer
     (3) Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in this annual report, during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 27 of this Form 10-KSB, which is incorporated herein by reference. (b) Reports on Form 8-K. AlphaRx filed no reports on Form 8K during the fourth quarter of the period covered by this annual report.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 26, 2004

                                                             ALPHARx, INC.

                                                             By: /s/ Michael M. Lee
                                                             Michael M.  Lee,
                                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: January 26, 2004

                                                             Directors:

                                                                      /s/ Michael M. Lee
                                                                      Michael M.  Lee, Director

                                                                      /s/ David Milory
                                                                      David Milroy, Director

                                                                      /s/ Ford Moore
                                                                      Ford Moore, Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000.
3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	*	Michael Lee Employment Agreement dated July 1, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.3	*	Amendment to Michael Lee Employment Agreement dated August 20, 2001 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.4	*	Dr. Joseph Schwarz Employment Agreement dated July 1, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.5	*	Amendment to Dr. Joseph Schwarz Employment Agreement dated August 20, 2001 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.6	*	Dr. Michael Wiesspapir Employment Agreement dated July 1, 2000(incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.7	*	Amendment to Dr. Michael Wiesspapir Employment Agreement dated August 20, 2001 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
31.1	Attached	Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.
31.2	Attached	Certification of C.F.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.
32.1	Attached	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	Attached	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

ALPHARx, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND AUDIT REPORT

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AlphaRx, Inc.

We have audited the consolidated balance sheet of AlphaRx, Inc. (incorporated in the State of Delaware) as of September 30, 2003, and the consolidated statement of operations, cash flows and changes in shareholders’ equity (deficiency) for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has recurring negative working capital that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly. Should the Company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidation values.

The consolidated financial statements of AlphaRx, Inc. as of September 30, 2002 were audited by another auditor whose report dated December 23, 2003, expressed an unqualified opinion on those consolidated financial statements.

Toronto, OntarioJanuary
19, 2004

/s/ Schwartz Levitsky Feldman LLP
Schwartz Levitsky Feldman LLP
Chartered Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2003 AND 2002

                                                                ASSETS

                                                                              September 30          September 30
                                                                                  2003                  2002

CURRENT ASSETS

   Cash                                                                   $            24,520              $       0
   Accounts Receivable (note 3)                                                        27,662                      0
   Prepaid Expenses                                                                     3,690                 29,385
   Inventory (note 4)                                                                 141,905
                                                                                                              52,141

     TOTAL CURRENT ASSETS                                                             197,777                 81,526

PROPERTY, PLANT and EQUIPMENT, (note 5)                                                 126,535                117,102

OTHER ASSETS

   Licensing Right (note 6)                                                           230,000                      0
                                                                                                ---------------------

TOTAL ASSETS                                                                      $   554,312    $           198,628

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2003 AND 2002

CONSOLIDATED LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                                September 30          September 30
                                                                                    2003                  2002
CURRENT LIABILITIES
   Bank Indebtedness                                                        $                  0            $    9,202

   Accounts Payable and Accrued Liabilities (note 7)                                     254,724                24,680
   Notes Payable (note 8)                                                                474,837                52,319
   Litigation Liabilities (note 9)                                                        25,000                25,000
                                                                                    ------------               -------
        TOTAL CURRENT LIABILITIES                                                        754,561               111,201
                                                                                    ------------               -------

CONTINGENCIES and COMMITMENTS (note 9 and 10)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $ 0.0001 par value,
   Authorized 100,000,000 shares, issued and
  outstanding 16,920,082 shares (2002 - 15,327,341 shares) (note 11)                       1,692                 1,533
   Additional paid-in capital                                                          4,024,039             2,897,277
   Deficit                                                                           (4,225,980)           (2,811,383)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                (200,249)                87,427
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   554,312           $   198,628

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                    September 30
                                                                                      2003               2002
SALES                                                                            $  52,925           $    282

COST OF SALES                                                                       19,510                 59

           GROSS MARGIN                                                             33,415                223

SELLING AND ADMINISTRATIVE EXPENSES                                              1,225,140            532,551
RESEARCH AND DEVELOPMENT EXPENSES                                                  186,241            445,637
DEPRECIATION                                                                        26,764             22,531
                                                                        ------------------- ------------------
                                                                        ------------------- ------------------
LOSS FROM OPERATIONS                                                           (1,404,730)        (1,000,496)

OTHER INCOME AND EXPENSES

   Other Income                                                                     10,133              6,206
   Litigation Claims (note 9)                                                                        (25,000)
   Loss on Investment                                                             (20,000)
                                                                        ------------------- ------------------
                                                                        ------------------- ------------------
                                                                                   (9,867)           (18,794)
                                                                        ------------------- ------------------
                                                                        ------------------- ------------------

         LOSS BEFORE INCOME TAXES                                              (1,414,597)        (1,019,290)

INCOME TAX (note 12)                                                                     0                  0

NET LOSS                                                                     $ (1,414,597)       $(1,019,290)

NET LOSS PER COMMON SHARE, BASIC and DILUTED                                          (0.09)             (0.07)
                                                                        =================== ==================
                                                                        ======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                            15,858,421         14,011,522
                                                                        =================== ==================
                                                                        ======================================

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                            Common Stock                Additional        Retained               Total
                      Number of                           Paid-in         Earnings          Shareholders'
                          Shares        Amount            Capital         (Deficits)          Equity

Balance at             49,513,330      $   4,951       $  1,386,779    $  (1,792,093)        $(400,363)
September 30,
2001

Issuances of            6,451,993            645            536,551                             537,196
stock -
  Common

Share                 (44,772,259)        (4,477)             4,477                                   0
Consolidation

Issue of                4,134,277            414            969,470                             969,884
Stock-
  Common

Net loss for the                                                           (1,019,290)       (1,019,290)
Year ending
September 30,
2002

Balance at             15,327,341          1,533          2,897,277        (2,811,383)           87,427
September 30,
2002

Issuances of            1,592,741            159            846,168                             846,327
stock-
 Common

Issuance of Stock                                           280,594                             280,594
 Options for consulting services

Net loss for the                                                           (1,414,597)       (1,414,597)
Year ending
September 30,
2003
                       ______________________________________________________________
                       16,920,082          1,692          4,024,039        (4,225,980)         (200,249)

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                             September 30
                                                                                       2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                       $   (1,414,597)    $   (1,019,290)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                            26,764             22,531
   Shares Issued For Services Rendered                                                    273,436                  0
    Options Issued For Services Rendered                                                  280,594                  0

        Changes in assets and liabilities:
           Increase in Inventory                                                         (89,764)           (52,141)
           Increase in Accounts Receivable                                               (27,662)                 0
           (Increase) Decrease in Prepaid Expenses                                         25,695           (29,385)
           Increase (Decrease) in Accounts Payable and Accrued                            230,044          (291,433)
           Liabilities
           Increase in Litigation Liabilities                                                  0             25,000
                                                                                 ------------------ ----------------
                                                                                 ------------------ ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                   (695,490)       (1,344,718)
                                                                                 ------------------ ---------------
                                                                                 ------------------ ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Proceeds from sales of Investments                                                   0             46,408
          Purchase of Licensing Rights                                                  (230,000)                 0
          Purchase of Machinery and Equipment                                              (36,197)            (4,278)

                                                                                 ------------------ ---------------
                                                                                 ------------------ ---------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                        (266,197)            42,130
                                                                                 ------------------ ---------------
                                                                                 ------------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Decrease in bank indebtedness                                                   (9,202)           (7,057)
          Issuance (Payment) of Notes Payable, net (note 8)                               422,518         (197,435)
       Proceeds from Issuance of Common Stock                                             572,891         1,507,080

                                                                                 ------------------ ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 986,207         1,302,588
                                                                                 ------------------ ---------------
                                                                                 ------------------ ---------------

NET INCREASE IN CASH                                                                       24,520                 0

CASH, beginning of year                                                                         0                 0
                                                                                 ------------------ ---------------
                                                                                 ------------------ ---------------

CASH, end of year                                                                $         24,520               $  0
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using  indirect  method as defined under  Statement of Financial Accounting Standard of No. 95.

ALPHARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year of 2000.

Effective July 1, 2003 the Company acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company’s products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly owned by the President andamp; CEO of the Company. The consolidated financial statements reflect the activities of the Company and of AlphaRx Canada Limited – its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.  Continuance of the company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ALPHARX, INC. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash

Cash includes cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The carrying amount of the Company’s account receivables, accounts payable and accrued liabilities and notes payable approximates fair value because of the short maturity of these instruments.

Long-Term Financial Instruments

The fair value of each of the Corporation’s long-term financial assets is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

It is of the management’s opinion that the Company’s is not exposed to significant interest rate risk, credit risk or currency risks arising from these financial instruments.

Inventory

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on the first-in first-out basis.

Foreign Currency Translation

The Company maintains the books and records of the subsidiary in Canadian dollars, its functional currency. The records of the Canadian subsidiary are converted to US dollars, the reporting currency. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder’s equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

Earnings or Loss Per Share

The Company adopted FAS No.128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

Income Taxes

The Company accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Modified Accelerated Cost Recovery System Method for financial reporting as well as income tax purposes at rates based on the following estimated useful lives:

                           Furniture and Fixtures                      7 years
                           Machinery and Equipment                 3 - 7 years
                           Automobile                                  5 years
                           Improvements                               10 years

The Company capitalizes expenditures that materially increase assets’ lives and expenses ordinary repairs and maintenance to operations as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income and retained earnings.

Research and Development

All research and development costs are charged to expense as incurred. These costs include research and development, travel to explore and evaluate new products, product licensing, and various legal and professional fees incurred for preparation of patent applications.

Revenue Recognition

Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds of sales are reasonably assured.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

Long-Lived Assets

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which has been superseded by SFAS No. 144. SFAS No, 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

Intangible Assets

Intangible assets with an indefinite useful economic life are tested annually for impairment and periodically if events or circumstances warrant such a test in accordance with SFAS 142. An impairment loss is recognized if the carrying amount exceeds the fair value.

Concentrations of Credit Risks

The Company’s receivables are unsecured and are generally due in 30 Days. Currently, the Company does not have a wide variety of customers, however, the Company is continuously broadening its customer base.

Recent Pronouncements

SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121 – Accounting for the impairment of long-lived assets and for Long-Lived Assets to be Disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

SFAS No. 145 – Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS No. 146 – Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No.147 – Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

SFAS No. 148 – Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

SFAS No. 149 – Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

SFAS No. 150– Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE

                                                                                      2003                2002

                                                                              $                    $
Accounts receivable                                                                 29,742                   0
Less:  Allowance for doubtful accounts                                               2,080                   0

                                                                                    27,662                   0

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4. INVENTORY

Inventory comprised the following:

                                                                                      2003                2002

                                                                           $                   $
Raw materials                                                                       26,757              52,141
Finished goods                                                                     115,148                   0

                                                                                   141,905              52,141

NOTE 5. PROPERTY, PLANT andamp; EQUIPMENT

                                                                                      2003                2002
                                                                           $                   $
           Leasehold Improvements                                                    1,837               1,837
           Furniture and Fixtures                                                     11,656              11,656
           Machinery and Equipment                                                   170,072             133,874
           Automobile                                                               22,067              22,067

           COST                                                                    205,632             169,434

           Less: Accumulated depreciation

                 Leasehold Improvements                                                460                 276
                 Furniture and Fixtures                                                5,709               4,044
                 Machinery and Equipment                                              59,496              38,993
                 Automobile                                                         13,432               9,019

                                                                                    79,097              52,332

           NET                                                                     126,535             117,102

NOTE 6. LICENSING RIGHT

In January 2003, the Company entered into a sub-licence agreement with a third party drug research company for the world-wide commercialization of an experimental cancer drug. The cost of this sub-licence agreement was $230,000 which was paid by cash of $190,000 and shares with a value of $40,000. Costs to bring this drug to market are currently prohibitive for the Company, however, management believes it may recover the cost for these rights should full scale development not proceed.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

                                                                                      2003                2002

                                                                           $                   $

Trade payable                                                                      205,654              24,680
Accrued liabilities                                                                 49,070                   0

                                                                                   254,724              24,680

NOTE 8. NOTES PAYABLE

At September 30, 2003, the Company has notes payable of $474,837. These notes are unsecured and bear interest at 0%-12% per annum.

NOTE 9. LITIGATION LIABILITY

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 10. COMMITTMENTS

Leases

The Company leases automobile and computer equipment as well as its main premises. The aggregate minimum annual payments due under these leases are as follows:

                           Year                        Amount

                           2004                     $  46,811
                           2005                        46,811
                           2006                        46,811
                           2007                        34,451
                           2008 and beyond             34,451

NOTE 11. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2003, 16,920,082 shares of such common stock has been issued and remains outstanding Common stock has a stated par value of $0.0001 per share. During the year, the Company issued 913,448 shares of common stock at a price of $0.55 per share, 75,524 shares of common stock at a price of $0.45 per share and 637,500 shares for services rendered with a fair value of $273,436. Out of these 637,500 shares, 452,500 shares were issued to management for consulting fees at a price of $0.40 per share. 40,000 shares previously issued were returned to the Company as no consideration had been received.

NOTE 12. INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                                      2003                2002

                                                                         $                   $
Deferred tax assets:

       Operating loss carry forwards                                             1,455,175             906,789
                Valuation allowance                                              1,455,175             906,789

       Net deferred tax assets                                                           0                   0

These losses expire in varying amounts between 2010 and 2023.

NOTE 13. STOCK OPTION PLAN

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. Since the fiscal year of 2001, the option plan was terminated. Under this Plan, the option exercise price is US$0.10. Outstanding stock options granted under the Plan will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:

                                                           Number      of     Weighted
                                                           Shares             Average
                                                                              Exercise Price
                                                           ---------------    ----------------
                                                           ===============    ================
Options exercisable at September 30, 2003                    1,150,000                 $0.10
                                                           ===============    ================

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares will be granted to certain key employees and directors. Under the Plan, the option exercise price and its fair market value are determined to be US$0.63-US$0.69. All options will expire on February 10, 2008 and will vest, and become exercisable in three installments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:

                                                           Number      of     Weighted
                                                           Shares             Average
                                                                              Exercise Price
                                                           ---------------    ----------------
Outstanding at February 10, 2003 (plan adoption)              1,500,000                 $0.65
Granted                                                         645,000                 $0.63
Exercised                                                            0                  $0.00

Cancelled                                                            0                  $0.00

                                                           ---------------    ----------------
                                                           ---------------    ----------------
Outstanding as of September 30, 2003                            645,000                  $0.63
                                                           ===============    ================
                                                           ===============    ================
Options exercisable at September 30, 2003                       268,333                  $0.63
                                                           ===============    ================

The Company granted 645,000 options to consultants during the year. The fair value of each option grant was recorded at as consulting expense in these consolidated financial statements using the Black-Scholes option pricing model.

NOTE 14. WARRANTS

The Company has the following warrants outstanding to purchase common stock at September 30, 2003:

           Warrants  issued in conjunction  with financing  costs whereby one warrant           913,448
           entitles  the holder to purchase  one share of common stock at an exercise price of $1.10, expiring December 19, 2004.

           Warrants  issued in conjunction  with financing  costs whereby one warrant entitles  the holder to purchase  one share of common stock at an exercise
           price of $0.65, expiring June 17, 2005.                                               75,524
                                                                                            ------------
                                                                                            ------------
                                                                                                988,972
                                                                                            ============

NOTE 15. SEGMENTED INFORMATION

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the research, design, manufacture and sales of therapeutic products. All revenue generated to date result from sales in Canada. All assets of the business are located in Canada.

NOTE 16. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform with current year’s presentation.