Form 10QSB
period 2003-12-31
ALPHARX INC
filed 2004-02-13
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: December 31, 2003

                                       OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

                       Commission File Number: 000-030813

                                  AlphaRx, Inc.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                 98-0177440
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                         168 Konrad Crescent, Suite 200
                        Markham, Ontario, Canada L3R 9T9
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (905) 479-3245

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of outstanding shares of registrant's Common Stock on February 10, 2004 was 17,020,082.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

                                  ALPHARx, INC.
                                   FORM 10-QSB
                                December 31, 2003


                                TABLE OF CONTENTS

----------------- ------------------------------------------------------------------------------------- -------
DESCRIPTION                                                                                             Page
----------------- ------------------------------------------------------------------------------------- -------
Part I            Financial Information

----------------- ------------------------------------------------------------------------------------- -------
Item 1            Financial Statements                                                                  1

----------------- ------------------------------------------------------------------------------------- -------
                  Unaudited Interim Consolidated Balance Sheets as of December 31, 2003 and September   1
                  30, 2003

----------------- ------------------------------------------------------------------------------------- -------
                  Unaudited  Interim   Consolidated   Statements  of Operations  for the three
                  months ended 3 December 31, 2003 and 2002

----------------- ------------------------------------------------------------------------------------- -------
                  Unaudited Interim Consolidated Statements of Changes in Shareholders' Deficiency      4

----------------- ------------------------------------------------------------------------------------- -------
                  Unaudited Interim Consolidated  Statements of Cash Flows for the three  months ended 5 December  31, 2003 and 2002

----------------- ------------------------------------------------------------------------------------- -------
                  Notes to the Financial Statements                                                     6

----------------- ------------------------------------------------------------------------------------- -------
Item II           Management's Discussion and Analysis of Financial Condition and Results of            8
                  Operations

----------------- ------------------------------------------------------------------------------------- -------
Part II           Other Information                                                                     11

----------------- ------------------------------------------------------------------------------------- -------
SIGNATURE PAGE                                                                                          12
----------------- ------------------------------------------------------------------------------------- -------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                  ALPHARX, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                                           December 31,      September 30,
                                                              2003              2003
                                                            --------           --------
CURRENT ASSETS
   Cash                                                     $    376           $ 24,520
   Accounts Receivable                                        26,479             27,662
   Prepaid Expenses                                            9,346              3,690
   Inventory                                                 139,307            141,905
                                                            --------           --------


     TOTAL CURRENT ASSETS                                    175,508            197,777


PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $90,148             138,731
            Less accumulated depreciation of $79,097                            126,535

OTHER ASSETS

   Licensing Right                                           230,000            230,000
                                                            --------           --------

TOTAL ASSETS                                                 544,239            554,312
                                                            ========           ========


See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS


                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                                     December 31,   September 30,
                                                                        2003           2003
                                                                     -----------    -----------
CURRENT LIABILITIES
   Bank Indebtedness                                                 $    23,198    $         0
   Accounts Payable and Accrued Liabilities                              354,482        254,724
   Notes Payable                                                         575,543        474,837
   Litigation Liabilities                                                 25,000         25,000
                                                                     -----------    -----------
        TOTAL CURRENT LIABILITIES                                        978,223        754,561
                                                                     -----------    -----------


SHAREHOLDERS' DEFICIENCY

Common Stock, common, $ 0.0001 par value,                                  1,692
                                                                                          1,703
   Authorized 100,000,000 shares, issued and
   outstanding 17,020,082 shares (September 30, 2003 - 16,920,082)
   Additional paid-in capital                                          4,054,029      4,024,039
   Deficit                                                            (4,489,716)    (4,225,980)
                                                                     -----------    -----------

TOTAL SHAREHOLDERS' DEFICIENCY                                          (433,984)      (200,249)
                                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           544,239        554,312
                                                                     ===========    ===========

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDING DECEMBER 31, 2003 & 2002
                                   (UNAUDITED)


                                                       Three Months Ended      Three Months Ended
                                                        December 31, 2003       December 31, 2002
                                                        -----------------       -----------------
SALES                                                     $     47,169           $      1,854

COST OF SALES                                                   17,516                  1,463
                                                          ------------           ------------
         GROSS MARGIN                                           29,653                    391

GENERAL AND ADMINISTRATIVE EXPENSES                            270,917                157,489
RESEARCH AND DEVELOPMENT EXPENSES                               11,428                103,643
DEPRECIATION                                                    11,044                  5,973
                                                          ------------           ------------
         LOSS FROM OPERATIONS                                 (263,736)              (266,714)
                                                          ------------           ------------
OTHER INCOME AND EXPENSES
            Interest Income                                          0                      2
                                                          ------------           ------------
LOSS BEFORE INCOME TAXES                                      (263,736)              (266,712)

INCOME TAX                                                           0                      0
                                                          ------------           ------------
NET LOSS                                                      (263,736)              (266,712)
                                                          ============           ============
NET LOSS PER COMMON SHARE, BASIC & DILUTED                       (0.02)                 (0.02)
                                                          ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        16,968,995             15,561,458
                                                          ============           ============


See condensed notes to the consolidated financial statements

                                 ALPHARX, INC.


    INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                  (UNAUDITED)


                            Common Stock
                            ------------                 Additional       Retained               Total
                         Number of                        Paid-in         Earnings            Shareholders'
                          Shares           Amount         Capital         (Deficit)             Equity (Deficiency)
                          ------           ------         -------          -------            -----------------------

    Balance at            15,327,341        1,533         2,897,277       (2,811,383)           87,427
    September 30,
    2002

    Issuances of           1,592,741          159           846,168          846,327
    Common
    Stock

    Issuance of Stock        280,594      280,594
    Options for
    consulting services


    Net loss for the                                     (1,414,597)                        (1,414,597)
    Year ending
    September 30,
    2003

                          --------------------------------------------------------------------------------------
    Balance at            16,920,082        1,692         4,024,039       (4,225,980)         (200,249)
    September 30,
    2003

    Issuance of
    Common Stock             100,000           11            29,990         (263,736)         (233,735)
                          ----------------------------------------------------------------------------

    Balance at
    December 31,
    2003                  17,020,082        1,703         4,054,029       (4,489,716)         (433,984)
                          ----------------------------------------------------------------------------



See condensed notes to the consolidated financial statements

                                 ALPHARX, INC.

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDING DECEMBER 31, 2003 & 2002
                                  (UNAUDITED)


                                                                               Three Months Ended      Three Months Ended
                                                                                December 31, 2003       December 31, 2002
                                                                                $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 (263,736)               (266,712)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                           11,044                   5,973
    Shares issued for services rendered                                                    30,000                  92,482
        Changes in assets and liabilities:
        (Increase) decrease in inventory                                                    2,598                (12,631)
        (Increase) decrease in accounts receivable                                          1,183                   (835)
        Increase in prepaid expenses                                                       (5,656)               (10,979)
        Increase in accounts payable and accrued liabilities                               99,758                135,251
                                                                                         --------                --------
NET CASH USED IN OPERATING ACTIVITIES                                                    (124,809)               (57,451)
                                                                                         --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                                         0                (20,000)
Purchase of property, plant & equipment                                                   (23,239)               (14,149)
                                                                                         --------                --------
NET CASH USED IN INVESTING ACTIVITIES                                                     (23,239)               (34,149)
                                                                                         --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                                                   23,198                 (9,202)
Issuance of notes payable                                                                 100,706                  2,844
Proceeds from issuance of common stock                                                          0                 99,004
                                                                                         --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 123,904                 92,646
                                                                                         --------                --------
NET INCREASE (DECREASE) IN CASH                                                           (24,144)                 1,046

CASH, beginning of period                                                                  24,520                      0
                                                                                         --------                --------
CASH, end of period                                                                           376                  1,046
                                                                                         --------                --------

See condensed notes to the consolidated financial statements

                                 ALPHARX, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                                  (UNAUDITED)


NOTE 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 8, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year of 2000.

Effective July 1, 2003 the Company acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company's products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly owned by the President & CEO of the Company. The consolidated financial statements reflect the activities of the Company and of AlphaRx Canada Limited - its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

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

NOTE 3. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The
Company believes the suit is without merit; however, to remain conservative, the entire claim has been accrued in the financial statements.


NOTE 4.  BANK INDEBTEDNESS

The Company has available credit facilities up to a maximum of $23,000 ($30,000 Canadian), which bears interest at the bank's prime rate plus 3.5% and is guaranteed by a shareholder/director.

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

We signed a licensing agreement with Andromaco Inc in August 2003 for the commercialization of our lead pharmaceutical products "Indoflex" in Mexico. The Company will receive royalties from product sales. We do not expect marketing approval from the Mexican health authority until the 4th quarter of 2004.

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

RESULTS OF OPERATIONS

Gross Revenue

Gross revenue for the three months ended December 31, 2003 increased to $47,169 from $1,854for the comparable period ended December 31, 2002, an increase of 2,444%. The significant increase is attributable to our commercial sale of the Flexogan products. The gross margin on the sale of our Flexogan products was $29,653 for the three months ended December 31, 2003 as compared to $391 for the comparable three months ended December 31, 2002.

Net Losses

Net losses for the three months ended December 31, 2003 decreased to $263,736 from $266,712 for the comparable period ended December 31, 2002, a decrease of 1%. This decrease in net losses is principally attributed to decrease in research & development expenses.

Expenses

General and administrative expenses consist primarily of personnel costs related to general management functions, finance, marketing, inventory logistics as well as insurance costs and professional fees related to legal, audit and tax matters. General and administrative expenses for the three months ended December 31, 2003 increased to $270,917 from $157,489 for the comparable period ended December 31, 2002, an increase of 72%. The increase in general and administrative expenses was due to higher finance charges and professional fees paid to consultants. We expect that general and administrative expense will increase moderately over the near term.

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.

Research and development expenses for the three months ended December 31, 2003 decreased to $11,428 from $103,643 for the comparable period ended December 31, 2002, a decrease of 89%. The decrease in research and development expenses was primarily due to a voluntary consulting fee reduction accepted by all scientific officers.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 the Company had a working capital deficiency of $802,715 compared to $556,784 at September 30, 2003.

Since inception, we have financed operations principally from the sale of Common Stock and loans from related parties and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of manyof our proposed products or to carry out our business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2003, the Company issued 50,000 common shares to Equitilink LLC for public relations and corporate communication services under Regulation S for a total value of $15,000 that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    31.1 Certification of C.E.O. Pursuant to Section 302 of the
         Sarbanses-Oxley Act of 2002.
    31.2 Certification of C.F.O. Pursuant to Section 302 of the
         Sarbanses-Oxley Act of 2002.
    32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
    32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b) REPORTS ON FORM 8-K

On November 10, 2003, we filed a Current Report on Form 8-K with respect to the resignation of Andrew Malion and Michael Faye as the Company's directors.

                                  SIGNATURES:


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 10, 2004


                                              ALPHARx, INC.

                                             By:    /s/ Michael M. Lee
                                                -------------------------------
                                             Michael M.  Lee, Chief Executive
                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: February 10, 2004

                                     Directors:


                                                 /s/ Michael M. Lee
                                                -------------------------
                                                Michael M.  Lee, Director


                                                  /s/ David Milroy
                                                -------------------------
                                                David Milroy, Director


                                                  /s/ Ford Moore
                                                -------------------------
                                                Ford Moore, Director