Form 10QSB
period 2004-03-31
ALPHARX INC
filed 2004-05-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2004

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

The number of outstanding shares of registrant's Common Stock on May 14, 2004 was 17,020,082.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                  ALPHARX, INC.
                                  -------------

                                   FORM 10-QSB
                                   -----------

                                 MARCH 31, 2004
                                 --------------

                                TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2004
     and September 30, 2003                                                    1

Interim Consolidated Statements of Operations for the six months
     ended March 31, 2004 and March 31, 2003                                   3

Interim Consolidated Statements of Operations for the three months
     ended March 31, 2004 and March 31, 2003                                   4

Interim Consolidated Statements of Stockholders' Deficiency for
     the six months ended March 31, 2004 and the year ended
     September 30, 2003                                                        5

Interim Consolidated Statements of Cash Flow for the six months
     ended March 31, 2004 and March 31, 2003                                   6

Condensed Notes to Interim Consolidated Financial Statements                   7

Management's Discussion and Analysis of Financial Condition and
     Plan of Operation                                                        10


Other Information                                                             15

                                  ALPHARX, INC.
                                  -------------

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       -----------------------------------

                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                   -------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                     ASSETS

                                                       March 31,   September 30,
                                                            2004            2003
CURRENT ASSETS

   Cash                                             $    470,018    $     24,520
   Accounts Receivable                                    12,737          27,662
   Deferred financing costs                               86,100              --
   Prepaid Expenses                                        7,218           3,690
   Inventory                                              84,599         141,905
                                                    ------------    ------------

       TOTAL CURRENT ASSETS                              660,672         197,777


PROPERTY, PLANT & EQUIPMENT, at cost

   Less accumulated deprecation of $98,667               145,121
   Less accumulated depreciation of $79,097                              126,535

OTHER ASSETS

   Licensing Rights                                            1         230,000
                                                    ------------    ------------

TOTAL ASSETS                                             805,794         554,312
                                                    ============    ============

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

                       INTERIM CONSOLIDATED BALANCE SHEETS
                       -----------------------------------

                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                     March 31,    September 30,
                                                          2004             2003
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities       $    502,859     $    254,724
   Notes Payable                                     1,119,551          474,837
   Litigation Liabilities                               25,000           25,000
                                                  ------------     ------------
       TOTAL CURRENT LIABILITIES                     1,647,410          754,561
                                                  ------------     ------------

SHAREHOLDERS' DEFICIENCY

Common Stock, $ 0.0001 par value,                        1,703            1,692
   Authorized 100,000,000 shares, issued
   and outstanding 17,020,082 shares
   (September 30, 2003 - 16,920,082)
Additional paid-in capital                           4,054,029        4,024,039
Deficit                                             (4,897,348)      (4,225,980)
                                                  ------------     ------------

TOTAL SHAREHOLDERS' DEFICIENCY                        (841,616)        (200,249)
                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY         805,794          554,312
                                                  ============     ============

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

                  INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS
                  --------------------------------------------

             FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2004 AND 2003
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

Six Months Ended March 31,                                2004             2003

SALES                                             $    362,610     $      2,498

COST OF SALES                                          146,185            2,243
                                                  ------------     ------------

       GROSS MARGIN                                    216,425              255

GENERAL AND ADMINISTRATIVE, SALES AND
MARKETING EXPENSES                                     597,987          642,962
RESEARCH AND DEVELOPMENT EXPENSES                       40,245          155,288
DEPRECIATION                                            19,562           12,132
                                                  ------------     ------------

       LOSS FROM OPERATIONS                           (441,369)        (810,127)
                                                  ------------     ------------

OTHER INCOME AND EXPENSES
       Interest Income                                      --                2
       Write down of licensing rights                 (229,999)              --
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES                              (671,368)        (810,125)

INCOME TAX                                                  --               --
                                                  ------------     ------------

NET LOSS                                          $   (671,368)    $   (810,125)
                                                  ============     ============

NET LOSS PER COMMON SHARE, BASIC &
DILUTED                                                  (0.04)           (0.05)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  16,994,258       15,764,160
                                                  ============     ============

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

                  INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS
                  --------------------------------------------

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003
            --------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

Three Months Ended March 31,                            2004               2003

SALES                                           $    315,441       $        644

COST OF SALES                                        128,669                780
                                                ------------       ------------

       GROSS MARGIN                                  186,772               (136)
                                                ------------       ------------

GENERAL AND ADMINISTRATIVE, SALES AND
MARKETING EXPENSES                                   327,070            485,473
RESEARCH AND DEVELOPMENT EXPENSES                     28,817             51,645
DEPRECIATION                                           8,518              6,159
                                                ------------       ------------

       LOSS FROM OPERATIONS                         (177,633)          (543,413)
                                                ------------       ------------

OTHER INCOME AND EXPENSES
       Interest Income                                    --                 --
       Write down of licensing rights               (229,999)                --
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                            (407,632)          (543,413)

INCOME TAX                                                --                 --
                                                ------------       ------------

NET LOSS                                        $   (407,032)      $   (543,413)
                                                ============       ============

NET LOSS PER COMMON SHARE, BASIC &
DILUTED                                                (0.02)             (0.04)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                17,020,082         16,032,032
                                                ============       ============

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

     INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
     ----------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                           Common Stock         Additional     Retained            Total
                      Number of                  Paid-in       Earnings         Shareholders'
                       Shares        Amount      Capital       (Deficit)     Equity (Deficiency)
                       ------        ------      -------       ---------     -------------------
Balance as of        15,327,341       1,533     2,897,277     (2,811,383)           87,427
September 30,
2002

Issuances of          1,592,741         159       846,168                          846,327
Common
Stock

Issuance of Stock                                 280,594                          280,594
Options for
consulting services

Net loss for the                                              (1,414,597)       (1,414,597)
Year ending
September 30,
2003
                    ----------------------------------------------------------------------
Balance as of        16,920,082       1,692     4,024,039     (4,225,980)         (200,249)
September 30,
2003

Issuance of
Common Stock            100,000          11        29,990                           30,001

Net loss for the
Six month period
Ending March
31, 2004                                                        (671,368)         (671,368)
                    ----------------------------------------------------------------------
Balance as of
March 31, 2004       17,020,082       1,703     4,054,029     (4,897,348)         (841,616)

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 ---------------------------------------------
             FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2004 AND 2003
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

Six months ended March 31,                                  2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                (671,368)      (810,125)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                          19,562         12,132
    Write down of licensing rights                       229,999             --
    Shares issued for services rendered                   30,000        280,594
    Options issued for services rendered                      --        246,472
        Changes in assets and liabilities:
        (Increase) decrease in inventory                  57,306        (45,277)
        (Increase) decrease in accounts receivable        14,925           (955)
        Increase in prepaid expenses                      (3,528)      (242,017)
        Increase in deferred financing costs             (86,100)            --
        Increase (decrease) in accounts payable
        and accrued liabilities                          248,135           (832)
                                                      ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                   (161,069)      (560,008)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                       --        (20,000)
Purchase of property, plant & equipment                  (38,147)       (17,992)
                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                    (38,147)       (37,992)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank indebtedness                                 --         (3,373)
Repayment of officer advance                                  --            (83)
Issuance of notes payable                                644,714         56,164
Proceeds from issuance of common stock                        --        545,292
                                                      ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                644,714        598,000
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH                          445,498             --

CASH, beginning of period                                 24,520             --
                                                      ----------     ----------

CASH, end of period                                      470,018             --
                                                      ----------     ----------

See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.
                                  -------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

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

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during the fiscal year of 2000.

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

NOTE 3 PROMISSORY NOTES AND DEFERRED FINANCING COSTS

The Company issued senior secured convertible promissory notes to 10 investors during February and March, 2004 in the aggregate amount of $861,000. These promissory notes are subject to voluntary conversion into common stock at any time at a price of $0.15 (fifteen cents) per share. Under certain circumstances the promissory notes are convertible into common stock at a lesser conversion price. In addition, holders of the promissory notes are entitled to warrants, exercisable up to 3 years from conversion date, to acquire an additional number of shares of common stock varying from 50% of the common stock acquired upon conversion and up to 300% of the common stock acquired upon conversion. These promissory notes are secured by a lien on substantially all of the assets of the Company.

In connection with the promissory notes for $861,000, and any funds raised in the future, the Company is liable for a fee to its placement agent equal to 10% of the gross proceeds. Accordingly, $86,100 has been recorded as deferred financing costs with respect to funds raised to date.

Subsequent to March 31, 2004 the Company issued an aggregate of $300,000 of unsecured promissory notes under terms and conditions substantially the same as those described above, but such promissory notes are unsecured and have an interest rate of 5%. The fees payable to our placement agent in connection with these promissory notes are equal to 10% of the gross proceeds received and are payable at the election of the placement agent in cash or units consisting of one share of common stock and a warrant to purchase an additional share of common stock at a stipulated value of $0.15 per unit of common stock, together with warrants exercisable at $0.15 per share for a number of shares of common stock equal to 10% of the shares of common stock issued upon the conversion of such promissory notes.

NOTE 4 LICENSING RIGHTS

The Company acquired world-wide exclusive commercialization rights for VT-1 from Select Therapeutics Inc. in January 2003 with the intention of commercializing this drug. Subsequent to this acquisition the Company successfully launched Flexogan in Canada, and shifted focus on drug delivery products, and related sales and marketing. Having unsuccessfully attempted to resell these commercialization rights, they have been written down to a nominal value due primarily to prohibitive development costs, and the fact that there is no market for these rights.

NOTE 5. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit; however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 6.  BANK INDEBTEDNESS

The Company has available credit facilities up to a maximum of $23,000 ($30,000 Canadian), which bears interest at the bank's prime rate plus 3.5% and is guaranteed by a shareholder/director.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

GENERAL

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor G.I. absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. During 2003 and the first half of fiscal 2004 we have also started to focus on commercialization of our products and to that extent Flexogan product sales have started in the Canadian market.

We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January, 2003. Given our recent retail launching of Flexogan(TM), and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have determined that VT1 no longer meets our strategic objective and the VT1 program has been terminated. Resultingly, the VT-1 commercialization rights have been written down to a nominal value.

We launched Flexogan, a series of over-the-counter topical analgesics, in Canada during August, 2003. We expect Flexogan to incur significant marketing expenditures in 2004 in order to promote national sales and gain market share in Canada as well as a pre-launch in U.S.

We signed a licensing agreement with Andromaco Inc. in August, 2003 for the commercialization of our lead pharmaceutical products "Indaflex"(TM) in Mexico. The Company will receive royalties from product sales. We do not expect marketing approval from the Mexican health authority until at least the fourth quarter of 2004. In order to market and sell Indaflex products in the US and Canada, we will require successful completion of human and clinical trials as well as FDA approval. We expect these trials to commence during the fourth quarter ending September 30, 2004.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

The Company incurred a net loss of $671,368 for the six month period ended March 31, 2004 as compared to a loss of $810,125 incurred for the same period a year ago, a reduction of $138,757 or approximately 17%. Included in the net loss was a one time write down of VT-1 licensing rights in the amount of $229,999.

The Company has generated noticeable gross margins for the first time, derived from the sale of Flexogan products. Gross margins of approximately 60% or $216,425 were generated from sales of $362,610 for the six month period ended March 31, 2004. Loss from Operations was $441,369 for the six month period ended March 31, 2004 as compared to Loss from Operations of $810,127 incurred for the same period a year ago, a reduction of $368,758 or approximately 45%.

SALES

Sales for the six months ended March 31, 2004 were $362,610 as compared to $2,498 generated for the same period a year ago, an increase of $360,112. During the first half of our fiscal year we placed our Flexogan products with three national retail chains including Shoppers Drug Mart Ltd., and Loblaws Companies Ltd. With significant marketing expenditures commencing during our second quarter ended March 31, 2004 we anticipate additional national and regional retailers to start stocking Flexogan.

GROSS MARGIN

Cost of Sales for the six month period ended March 31, 2004 was $146,185 as compared to $2,243 incurred for the same period a year ago. Resulting Gross Margin increased to $216,425 or approximately 60% of sales as compared to Gross Margin of $255 or approximately 10% of sales for the same period a year ago. Deducted from Gross Sales for the six month period ended March 31, 2004 were discounts provided to certain customers related to the initial stocking of Flexogan products. We do not expect to continue providing these discounts in the future for existing customers, but rather, we expect to provide discounts in the future only in connection with the establishment of initial relationships with certain new strategic customers.

SALES AND MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel costs related to general management functions, finance, marketing, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. Sales and Marketing,

General and Administrative expenses for the six months ended March 31, 2004 were $597,987 as compared to $642,962 incurred for the same period a year ago, a decrease of $44,975 or approximately 7%.

Approximately $287,000 or 48% of these expenses incurred for the six months ended March 31, 2004 related to sales and marketing of Flexogan in Canada. We expect to continue with sales and marketing expenditures in order to establish brand awareness, and increase sales of Flexogan, as well as introduction of new products in the future.

The remainder of these expenses incurred for the six month period ended March 31, 2004 related to legal expenses, professional fees, finance charges, and other office overheads. We expect that general and administrative expense will increase moderately over the near term.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2004 were $40,245 as compared to $155,288 incurred for the same period a year ago, a decrease of $115,043 or approximately 74%. The decrease results primarily from a reduction of science staff costs when compared to the same period a year ago.

We expect to increase research and development expenses over the remainder of 2004 related primarily to Indaflex development and testing.

LOSS FROM OPERATIONS

Loss from operations were $441,369 for the six months ended March 31, 2004 as compared to a loss of $810,125 incurred for the same period a year ago, a decrease of $368,756 or approximately 45%. The reduction in our operating loss results primarily from the increase in gross margins generated when compared to the same period a year ago. Gross margin of $216,425 was generated for the six months ended March 31, 2004 as compared to $255 generated in the same period a year ago. We will continue to incur operating losses in the future as the expenditures for new product research and development as well as sales and marketing to establish new and to promote existing brands will continue to exceed gross margins generated by product sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 the Company had a working capital deficiency of $986,737 compared to $556,784 as at September 30, 2003. The bulk of the deficiency relates to promissory notes issued and outstanding totalling $1,119,551.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Farhad Walji vs. AlphaRx, Inc. and AlphaRx Canada Limited filed in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $25,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx's stock and damages resulting from lost opportunity. The Company has denied any liability in this case and is currently defending this action vigorously. Nonetheless, the value of the entire claim has been accrued in our financial statements as a current liability.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

No shares were issued during the three months ended March 31, 2004.

The Company issued senior secured convertible promissory notes to 10 investors during February and March, 2004 in the aggregate amount of $861,000. These promissory notes are subject to voluntary conversion into common stock at any time at a price of $0.15 (fifteen cents) per share. Under certain circumstances the promissory notes are convertible into common stock at a lesser conversion price. In addition, holders of the promissory notes are entitled to warrants, exercisable up to 3 years from conversion date, to acquire an additional number of shares of common stock varying from 50% of the common stock acquired upon conversion and up to 300% of the common stock acquired upon conversion. These promissory notes are secured by a lien on substantially all of the assets of the Company. In connection with these promissory notes, the Company is liable for a fee to its placement agent equal to 10% of the gross proceeds. These securities were sold in reliance on the exemption provided by Rules 506 of Regulation D under the Securities Act of 1933.

Between March 31, 2004 and April 6, 2004, the Company issued an aggregate of $300,000 of unsecured promissory notes to 3 investors under terms and conditions substantially the same as those described above, but such promissory notes are unsecured and have an interest rate of 5%. The fees payable to our placement agent in connection with these promissory notes are equal to 10% of the gross proceeds received and are payable at the election of the placement agent in cash or units consisting of one share of common stock and a warrant to purchase an additional share of common stock at a stipulated value of $0.15 per unit of common stock, together with warrants exercisable at $0.15 per share for a number of shares of common stock equal to 10% of the shares of common stock issued upon the conversion of such promissory notes. These securities were sold in reliance on the exemption provided by Rules 506 of Regulation D under the Securities Act of 1933.

Pursuant to a letter agreement dated February 2, 2004 for the provision to the Company of financial advisory and business development services, the Company agreed to issue to one investor a warrant to purchase 3,000,000 unregistered shares of the outstanding stock of the Company, exercisable at

$0.05 per share. Such warrant will not be exercisable before February 2, 2005 and is being issued in reliance of Section 4(2) on the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on March 31, 2004 the stockholders of the Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Michael Lee, Dr. David Milroy, and Dr. Ford Moore. The results of the voting were as follows:

                                     Votes For                   Votes Withheld
                                     ---------                   --------------
Michael Lee                         10,475,234                         NIL
Dr. David Milroy                    10,475,234                         NIL
Dr. Ford Moore                      10,475,234                         NIL

Also, at the Annual Meeting of Stockholders, the stockholders ratified the Board's selection of Schwartz Levitsky Feldman LLP as the Company's independent auditors for the fiscal year ending September 30, 2004 with 10,338,634 votes for ratification, nil against, and 136,600 abstaining.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

     31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

     32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

     32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b)  REPORTS ON FORM 8-K

On March 16, 2004, we filed a Current Report on Form 8-K regarding completion of a private placement of senior convertible promissory notes.

                                   SIGNATURES:

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2004


                                  ALPHARx, INC.

                                  By:  /S/ Michael M. Lee
                                       ------------------------------
                                       Michael M.  Lee, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: May 14, 2004

                                   Directors:


                                        /S/ Michael M. Lee
                                        ------------------------------
                                        Michael M.  Lee, Director


                                        /S/ David Milroy
                                        ------------------------------
                                        David Milroy, Director


                                        /S/ Ford Moore
                                        ------------------------------
                                        Ford Moore, Director