Form 10QSB
period 2004-06-30
ALPHARX INC
filed 2004-08-13
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
             of 1934. For the quarterly period ended: June 30, 2004

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


The number of outstanding shares of registrant's Common Stock on August 13, 2004 was 40,773,122.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ALPHARX, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2004


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of June 30, 2004 and
           September 30, 2003                                                 1

       Interim Consolidated Statements of Operations for the nine
           months ended June 30, 2004 and June 30, 2003                       3

       Interim Consolidated Statements of Operations for the three
           months ended June 30, 2004 and June 30, 2003                       4

       Interim Consolidated Statements of Shareholders' Deficiency
           for the nine months ended June 30, 2004 and
           the year ended September 30, 2003                                  5

       Interim Consolidated Statements of Cash Flow for the nine
          months ended June 30, 2004 and June 30,  2003                       6

       Condensed Notes to Interim Consolidated Financial Statements           7

         Management's Discussion and Analysis of Financial Condition
                and Plan of Operation                                        10


         Other Information                                                   15

                                  ALPHARX, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS





                                                                June 30,     September 30,
                                                                  2004            2003
CURRENT ASSETS
   Cash                                                    $       12,707   $       24,520
   Accounts Receivable                                             17,283           27,662
   Deferred financing costs                                       184,999               --
   Prepaid Expenses                                               123,653            3,690
   Inventory                                                      121,392          141,905


     TOTAL CURRENT ASSETS                                         460,034          197,777


PROPERTY, PLANT & EQUIPMENT, at cost

         Less accumulated deprecation of $110,476
                                                                                   222,962
            Less accumulated depreciation of $79,097              126,535

OTHER ASSETS

   Licensing Rights                                                     1          230,000
                                                                --------           -------





TOTAL ASSETS                                                      682,997          554,312
                                                                =========          =======


See condensed notes to the consolidated financial statements

                                  ALPHARX, INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                                  June 30,     September 30,
                                                                    2004            2003
CURRENT LIABILITIES

   Accounts Payable and Accrued Liabilities                      $   527,964    $   254,724
   Notes Payable                                                   1,475,810        474,837
   Litigation Liabilities                                             25,000         25,000
                                                                 -----------    -----------

        TOTAL CURRENT LIABILITIES                                  2,028,774        754,561
                                                                 -----------    -----------

SHAREHOLDERS' DEFICIENCY

Common Stock, $ 0.0001 par value,                                      1,703          1,692
   Authorized 100,000,000 shares, issued and outstanding
   17,020,082 shares
  (September 30, 2003 - 16,920,082)
Additional paid-in capital                                         4,054,029      4,024,039
Deficit                                                           (5,401,509)    (4,225,980)

TOTAL SHAREHOLDERS' DEFICIENCY                                    (1,345,777)      (200,249)
                                                                 -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       682,997        554,312
                                                                 ===========    ===========


See condensed notes to the consolidated financial statements                  2

                                  ALPHARX, INC.

                  INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

             FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2004 and 2003
                                   (UNAUDITED)


Nine Months Ended June 30,                                       2004            2003

SALES                                                       $    371,694    $      3,739

COST OF SALES                                                    148,046           2,830
                                                            ------------    ------------

             GROSS MARGIN                                        223,648             909

GENERAL AND ADMINISTRATIVE, SALES AND                            975,381         804,524
MARKETING  EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES                                162,568         183,569
DEPRECIATION                                                      31,301          20,990
                                                            ------------    ------------

         LOSS FROM OPERATIONS                                   (945,602)     (1,008,174)
                                                            ------------    ------------

OTHER INCOME AND EXPENSES
            Interest Income                                           72               2
            Other Income                                              --          10,000
            Write down of Licensing Rights                       229,999              --
                                                            ------------    ------------

LOSS BEFORE INCOME TAXES                                      (1,175,529)       (998,172)

INCOME TAX                                                            --              --
                                                            ------------    ------------


NET LOSS                                                    $ (1,175,529)   $   (998,172)
                                                            ============    ============

NET LOSS PER COMMON SHARE, BASIC & DILUTED                         (0.07)          (0.06)
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON                             17,002,866      16,102,014
SHARES OUTSTANDING                                          ============    ============


See condensed notes to the consolidated financial statements                  3

                                  ALPHARX, INC.

                  INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

             FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)



Three Months Ended June 30,                                         2004            2003

SALES                                                          $      9,084    $      1,241

COST OF SALES                                                         1,861             587
                                                               ------------    ------------

             GROSS MARGIN                                             7,223             654

GENERAL AND ADMINISTRATIVE, SALES AND MARKETING EXPENSES            377,394         161,562
RESEARCH AND DEVELOPMENT EXPENSES                                   122,323          28,281
DEPRECIATION                                                         11,739           8,858
                                                               ------------    ------------

         LOSS FROM OPERATIONS                                      (504,233)       (198,047)
                                                               ------------    ------------

OTHER INCOME AND EXPENSES
            Interest Income                                              72              --
            Other Income                                                 --          10,000
         Write down of licensing rights                                  --              --
                                                               ------------    ------------


LOSS BEFORE INCOME TAXES                                           (504,161)       (188,047)

INCOME TAX                                                               --              --
                                                               ------------    ------------

NET LOSS                                                       $   (504,161)   $   (188,047)
                                                               ============    ============

NET LOSS PER COMMON SHARE, BASIC & DILUTED                            (0.03)          (0.01)
                                                               ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             17,020,082      16,632,770
                                                               ============    ============

See condensed notes to the consolidated financial statements                  4

                                  ALPHARX, INC.

           INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                   DEFICIENCY
                                   (UNAUDITED)

                            Common Stock                    Additional      Retained                      Total
                             Number of                         Paid-in      Earnings              Shareholders'
                              Shares          Amount           Capital      (Deficit)       Equity (Deficiency)

         Balance as of      15,327,341        1,533          2,897,277     (2,811,383)                  87,427
         September 30,
         2002

         Issuances of        1,592,741          159            846,168                                 846,327
         Common
         Stock

         Issuance of Stock                                     280,594                                 280,594
          Options for consulting services

         Net loss for the                                                  (1,414,597)             (1,414,597)
         Year ending
         September 30,
         2003
                             ---------------------------------------------------------------------------------
         Balance as of      16,920,082        1,692          4,024,039     (4,225,980)               (200,249)
         September 30,
         2003

         Issuance of
         Common Stock          100,000           11             29,990                                  30,001

         Net loss for the
         Nine month period
         Ending June
         30, 2004                                                          (1,175,529)             (1,175,529)
                             ---------------------------------------------------------------------------------

         Balance as of
         June 30, 2004      17,020,082        1,703          4,054,029     (5,401,509)             (1,345,777)
                             ---------------------------------------------------------------------------------

See condensed notes to the consolidated financial statements                  5

                                  ALPHARX, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Nine months ended June 30,                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      (1,175,529)     (998,172)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                  31,301        20,990
    Write down of licensing rights                                               229,999            --
    Shares issued for services rendered                                           30,001       273,436
    Options issued for services rendered                                         280,594
        Changes in assets and liabilities:
        (Increase) decrease in inventory                                          20,513       (67,948)
        (Increase) decrease in accounts receivable                                10,379        (1,702)
        Increase in prepaid expenses                                            (119,963)      (12,017)
        Increase in deferred financing costs                                    (184,999)           --
        Increase (decrease) in accounts payable and accrued liabilities          273,240        25,933
                                                                              ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                                           (885,058)     (478,886)
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                               --      (250,000)
Purchase of property, plant & equipment                                         (127,728)      (17,992)
                                                                              ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                           (127,728)     (267,992)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of notes payable                                          1,000,973       216,682
Proceeds from issuance of common stock                                                --       572,891
                                                                              ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,000,973       789,573
                                                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                  (11,813)       42,695

CASH (bank indebtedness), beginning of period                                     24,520        (9,202)
                                                                              ----------    ----------

CASH, end of period                                                               12,707        33,493
                                                                              ----------    ----------


See condensed notes to the consolidated financial statements                  6

                                  ALPHARX, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name changed during the fiscal year of 2000.

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

NOTE 3 PROMISSORY NOTES AND DEFERRED FINANCING COSTS

The Company issued senior secured convertible promissory notes to 10 investors during February and March, 2004 in the aggregate amount of $861,000. These promissory notes are subject to voluntary conversion into common stock at any time at a price of $0.15 (fifteen cents) per share. Under certain circumstances the promissory notes are convertible into common stock at a lesser conversion price. In addition, holders of the promissory notes are entitled to warrants, exercisable up to 3 years from conversion date, to acquire an additional number of shares of common stock varying from 50% of the common stock acquired upon conversion and up to 300% of the common stock acquired upon conversion. These promissory notes are secured by a lien on substantially all of the assets of the Company. See also subsequent event below.

In connection with the promissory notes for $861,000, and any funds raised in the future, the Company is liable for a fee to its placement agent equal to 10% of the gross proceeds. Accordingly, $86,100 has been recorded as deferred financing costs with respect to funds raised to date.

During April, 2004 the Company issued an aggregate of $300,000 of unsecured promissory notes under terms and conditions substantially the same as those described above, but such promissory notes are unsecured and have an interest rate of 5%. The fees payable to our placement agent in connection with these promissory notes are equal to 10% of the gross proceeds received and are payable at the election of the placement agent in cash or units consisting of one share of common stock and a warrant to purchase an additional share of common stock at a stipulated value of $0.15 per unit of common stock, together with warrants exercisable at $0.15 per share for a number of shares of common stock equal to 10% of the shares of common stock issued upon the conversion of such promissory notes. See also subsequent event below.

The remainder of the deferred financing costs relate to legal fees, and escrow fees in connection with the private placement completed in July, 2004. See subsequent events note below for further detail.

NOTE 4. LICENSING RIGHTS

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

NOTE 6. SUBSEQUENT EVENTS

On July 21, 2004 the Company issued 20,000,700 shares of Common Stock at $0.15 per share for gross proceeds of $3,000,105. The Company also issued, in connection with the private placement, warrants to purchase 20,000,700 shares of Common Stock at $0.30 per share. The warrants have an expiry date of July 21, 2007. The Warrant is subject to mandatory redemption at a price of $0.01 per underlying share of Common Stock if the Common Stock trades for 10 consecutive days at a price at or above $0.90 per share.

On July 21, 2004, in connection with the private placement mentioned above, certain convertible promissory note holders elected to convert their promissory notes into shares of Common Stock and warrants to purchase shares of Common Stock at $0.30 per share. Promissory Notes plus accrued interest totalling $375,234 were converted into 3,752,340 shares of Common Stock plus warrants to purchase 7,504,678 shares of Common Stock. It is anticipated that all remaining convertible promissory note holders, other than those mentioned below, will convert their notes into Common Stock plus warrants to purchase shares of Common Stock. There remains outstanding $500,000 in convertible promissory notes plus accrued interest as at July 21, 2004.

During July, 2004, unsecured promissory notes plus accrued interest totalling $304,708 were repaid from the proceeds of the private placement of Common Stock mentioned above.

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

GENERAL

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor G.I. absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. During 2003 and 2004 we have also started to focus on commercialization of our products and to that extent Flexogan product sales have commenced in the Canadian market.

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

We signed a licensing agreement with Andromaco Inc. in August, 2003 for the commercialization of our lead pharmaceutical products "Indaflex"(TM) in Mexico. The Company will receive royalties from product sales. We do not expect marketing approval from the Mexican health authority until at least the fourth quarter of 2004. In order to market and sell Indaflex products in the US and Canada, we will require successful completion of human and clinical trials as well as FDA approval. We expect these trials to commence in early 2005.

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



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

The Company incurred a net loss of $1,175,529 for the nine month period ended June 30, 2004 as compared to a loss of $998,172 incurred for the same period a year ago, an increase of $177,357 or approximately 18%. Included in the net loss for the nine months ended June 30, 2004 was a one time write down of VT-1 licensing rights in the amount of $229,999. Having unsuccessfully attempted to resell these commercialization rights, they have been written down to a nominal value due primarily to prohibitive development costs, and the fact that there is no market for these rights.

The Company has generated noticeable gross margins for the first time this year, derived from the sale of Flexogan products. Gross margins of approximately 60% or $223,648 were generated from sales of $371,694 for the nine month period ended June 30, 2004. Loss from Operations was $945,602 for the nine month period ended June 30, 2004 as compared to $1,008,174 incurred for the same period a year ago, a reduction of $62,572 or approximately 6%.

SALES

Sales for the nine months ended June 30, 2004 were $371,694 as compared to $3,739 generated for the same period a year ago, an increase of $367,955. During the first three quarters of our fiscal year we placed our Flexogan products with three national retail chains including Shoppers Drug Mart Ltd., and Loblaws Companies Ltd. The market for arthritic and muscle pain creams, which Flexogan is addressing, is competitive, and additional marketing expenditures will have to be incurred in order to increase revenue growth and gain additional market share.

GROSS MARGIN

Cost of Sales for the nine month period ended June 30, 2004 was $148,046 as compared to $2,830 incurred for the same period a year ago. Resulting Gross Margin increased to $223,648 or approximately 60% of sales as compared to Gross Margin of $909 or approximately 24% of sales for the same period a year ago.

SALES AND MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Sales and Marketing, General and Administrative expenses consist primarily of sales and marketing expenditures, personnel costs related to general management functions, finance, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. Sales and Marketing, General and Administrative expenses for the nine months ended June 30, 2004 were $975,381 as compared to $ 804,524 incurred for the same period a year ago, an increase of $170,857 or approximately 21%.

Approximately $447,000 or 46% of these expenses incurred for the nine months ended June 30, 2004 related to marketing of Flexogan in Canada. We expect to continue with sales and marketing expenditures in order to establish brand awareness, and increase market share, as well as introduction of new products in the future.

The remainder of these expenses incurred for the nine month period ended June 30, 2004 related to legal expenses, professional fees, finance charges, and other office overheads. We expect that general and administrative expense will increase moderately over the near term.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2004 were $162,568 as compared to $183,569 incurred for the same period a year ago, a decrease of $21,001 or approximately 11%. The decrease results primarily from a reduction of science staff costs when compared to the same period a year ago.

We expect to increase research and development expenses over the remainder of 2004 as we accelerate the development and testing of our Indaflex drug candidate.

LOSS FROM OPERATIONS

Loss from operations were $945,602 for the nine months ended June 30, 2004 as compared to a loss of $1,008,174 incurred for the same period a year ago, a decrease of $62,572 or approximately 6%. Gross margins of $223,648 as well as reduced staff costs helped to offset net increases in other operating expenses. Those increases result primarily from increases in marketing expenditures where approximately $447,000 was incurred for the nine months ended June 30, 2004 as compared to approximately $17,000 incurred for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2004 the Company had a working capital deficiency of $1,568,740 compared to $556,784 as at September 30, 2003. The bulk of the deficiency relates to promissory notes plus accrued interest outstanding totalling $1,475,810.

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

The amount of capital we may need will depend on many factors, including:

1. the progress, timing and scope of our research and development programs;
2. the progress, timing and scope of our preclinical studies and clinical trials;
3. the time and cost necessary to obtain regulatory approvals;
4. the time and cost necessary to establish sales and marketing capabilities or to seek sales and marketing partners to market our products for us;
5. the time and cost necessary to respond to technological and market developments; and
6. new collaborative, licensing and other commercial relationships that we may establish.

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease, and for certain research equipment.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

No shares of common stock were issued during the three months ended June 30, 2004.

The Company issued senior secured convertible promissory notes to 10 investors during February and March, 2004 in exchange for the aggregate amount of $861,000. These promissory notes are subject to voluntary conversion into common stock at any time at a price of $0.15 (fifteen cents) per share. Under certain circumstances the promissory notes are convertible into common stock at a lesser conversion price. In addition, holders of the promissory notes are entitled to warrants, exercisable up to 3 years from conversion date, to acquire an additional number of shares of common stock varying from 50% of the common stock acquired upon conversion and up to 300% of the common stock acquired upon conversion. These promissory notes are secured by a lien on substantially all of the assets of the Company. In connection with these promissory notes, the Company is liable for a fee to its placement agent equal to 10% of the gross proceeds, payable in cash or in-kind securities at the election of the placement agent. These securities were sold in reliance on the exemption provided by Rules 506 of Regulation D under the Securities Act of 1933.

Between March 31, 2004 and April 6, 2004, the Company issued an aggregate of $300,000 of unsecured promissory notes to 3 investors under terms and conditions substantially the same as those described above, but such promissory notes are unsecured and have an interest rate of 5%. These securities were sold in reliance on the exemption provided by Rules 506 of Regulation D under the Securities Act of 1933. During July, 2004 the Company repaid these promissory notes plus accrued interest totaling $304,708 in aggregate, from proceeds of a private placement of Common Stock described below. Commission in the amount of 10% of the principal is payable to the placement agent in the form of cash or in-kind securities at the election of the placement agent.

Following the end of the period covered by this report, on July 21, 2004 the Company issued 20,000,700 shares of Common Stock for gross proceeds of $3,000,105, plus warrants to purchase an additional 20,000,700 shares of Common Stock at $0.30 per share. These warrants expire July 21, 2007. These shares of Common Stock and warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933. Gross proceeds were used to repay promissory notes mentioned above and the remainder of the proceeds are to be used for advancing Indaflex development, and other general corporate purposes.


On July 21, 2004, certain note holders converted $375,234 of promissory notes plus accrued interest into 3,752,340 shares of Common Stock. These note holders also received warrants to purchase 7,504,678 shares of Common Stock at $0.30 per share. These warrants expire July 21, 2007.

As a result of the above transactions the Company had 40,773,122 shares of Common Stock outstanding as at July 21, 2004. Additionally, there are warrants outstanding to purchase 31,501,177 shares of Common Stock, ranging in price from $0.10 to $1.10 and expiring between the period December 19, 2004 and July 21, 2007.



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - OTHER INFORMATION

None.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

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

         Not applicable

                                   SIGNATURES:


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 13, 2004


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

DATED: August 13, 2004

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