Form 10KSB
period 2004-09-30
ALPHARX INC
filed 2004-12-09
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the fiscal year ended: September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the transition period from ______ to_______

Commission File Number: 000-30813

AlphaRx, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	98-0177440
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200-168 Konrad Crescent, Markham, Ontario, Canada L3R 9T9
(Address of principal executive offices)

(905) 479-3245
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($0.0001 par value)	None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES    X     NO     _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended September 30, 2004 were $ 383,824.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $ 6,485,239 based on the average closing bid and ask price for the common stock on December 7, 2004.

As of December 7, 2004 there were 57,508,112 shares outstanding of the issuer's common stock.

1

AlphaRx, Inc.

FORM 10-KSB

For the Year Ended September 30, 2004

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-KSB, the "Company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc. and AlphaRx Canada Limited, its wholly-owned subsidiary.

AlphaRx, Inc., formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx, Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, AlphaRx, Inc. common stock ceased trading on the Pink Sheets L.L.C. and began trading on the Over The Counter Bulletin Board ("OTCBB") under the same symbol. Subsequent to March 19, 2002, AlphaRx, Inc.'s symbol was changed to "ALRX" after a consolidation of its common stock on a 1 for 5 basis. All references to AlphaRx, Inc. common stock have been retroactively restated.

Effective July 1, 2003 AlphaRx, Inc. acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company's products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly-owned by the President & CEO of AlphaRx, Inc. The annual report contained herein and the consolidated financial statements reflect the activities of AlphaRx, Inc. and of AlphaRx Canada Limited - its wholly-owned subsidiary.

COMPANY OVERVIEW

We are a pharmaceutical company, engaged in the research, development and marketing of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products.

In January 2003, we acquired the world-wide exclusive commercialization rights of VT1, a potential cancer therapeutic compound, from Select Therapeutics Inc. Given our recent experience with Flexogan™, Indaflex and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have decided VT1 no longer meets our strategic objective and the VT1 program has been terminated.

In August 2003, we out licensed Indaflex, our lead pharmaceutical product, to Industria Farmaceutica Andromaco, S.A. de C.V. for commercialization in Mexico. We will receive royalties from future product sales. We are also attempting to establish other international licensing and distribution arrangements to generate revenues from our existing and future proprietary pharmaceutical products.

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

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, "BCD")drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System) and (ii) SECRET (Self Emulsifying Controlled Release Tablet System).

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

PRODUCT PIPLELINE

The following is a list of some of our products in the product pipeline:

Brand Name	Application	Delivery	Stage
Route
Pharmaceuticals
2.5% Indoflex	Osteoarthritis	Topical	Phase I/II
Planned
Rifampicin SLN	Tuberculosis	Oral	Formulation
Gentamicin SLN	Sepsis	Oral	Formulation
Consumer Health (over-the-counter)
Flexogan™	Analgesic	Topical	Market
NuProm™	Acne Control	Topical	Formulation
V-Relief	Anti-fungal	Topical	Formulation

BIOADHESIVE COLLOIDAL DISPERSION (BCD) SYSTEMS

Our proprietary BCD oral and transdermal drug delivery technologies permit formulations of drug-containing polymeric units that allow controlled delivery of an incorporated hydrophobic drug (this process is referred to as our "BCD Systems"). Although our formulations are proprietary, the polymers utilized in our BCD Systems are commonly used in the food and drug industries. By using different formulations of the polymers, we believe our BCD Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

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

COMPETITION

There are other companies that have oral drug delivery technologies that compete with the BCD Systems. The competitors have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from ours, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently using polymeric based colloidal dispersion controlled release technologies to develop products for oral and transdermal drug delivery systems for enhanced solubility and bioavailability for drugs that are not readily water soluble. We believe that this combination of oral and transdermal drug delivery technologies differentiates us from other oral drug delivery companies and will enable us to attract pharmaceutical companies to incorporate their proprietary drugs into the BCD Systems and also to differentiate any OTC and/or off-patent drugs that utilize the BCD Systems from those of other drug delivery companies.

Competition in the areas of pharmaceutical products and drug delivery systems is intense and is expected to become more intense in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems have substantially greater financial, technological, marketing, personnel and research and development resources than us. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and certain foreign jurisdictions. We currently have one issued United States patent and three United States patent pending applications and have applied for patents in two foreign countries which are still pending. No assurance can be given that our patent applications will be approved or that any issued patents will provide competitive advantages for the BCD System or our technologies or will not be challenged or circumvented by competitors. With respect to any patents which may be issued from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. Patent applications in the United States are maintained in secrecy until a patent issues and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or compete without infringing our patent rights. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.

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

Trademarks

We have registered the following trademarks in Canada: "BCD", "Flexogan", "Indaflex","AlphaRx", "PhytoScience", "NuProm", and "LipoLette". We have registered the following trademarks in the United States: "Flexogan", "Indaflex", "LipoBloc", "NuProm", "Oralife". We have also registered "Flexogan" in the Peoples' Republic of China. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

Proprietary Information

Much of our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect the rights to our proprietary technology, our policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of us. These agreements also require disclosure and assignment to us of discoveries and inventions made by such persons while devoted to Company activities.

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

Applicable good manufacturing practices ("GMP") requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the BCD Systems. We will depend on the manufacturers of products using the BCD Systems to comply with current good manufacturing practices ("cGMP") and applicable foreign standards. Any failure by a manufacturer of products using the BCD Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on us.

GOVERNMENT REGULATION

We are subject to regulation under various federal laws regarding pharmaceutical products and also various Canadian federal and provincial laws regarding, among other things, occupational safety,

environmental protection, hazardous substance control and product advertising and promotion. In connection with our research and development activities, AlphaRx is subject to federal, provincial and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any material non-compliance.

In the United States, pharmaceutical products, including any drugs utilizing the BCD System, are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of We or our officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

Additionally, even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances we or our collaborative partners may seek approval to market and sell certain of our products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized EU approval mechanism in place, each EU country may nonetheless impose our own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

RESEARCH AND DEVELOPMENT

We conduct our research and development activities in house and through collaborative arrangements with universities, contract research organizations and independent consultants. We are also dependent upon third parties to conduct clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

We anticipate incurring significant development expenditures in the future as we continue our efforts to develop our present technologies and new formulations and as we begin to research other technologies and to expand clinical studies of certain products.

PRODUCT LIABILITY AND OTHER INSURANCE

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on us.

Although we currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims, there can be no assurance that:

  we will be able to maintain product liability insurance on acceptable terms;
  we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or
  any insurance will provide adequate protection against potential liabilities.

We have applied for Directors and Officers Liability insurance coverage in order to be able to attract additional independent directors. There is no assurance, however, that we will be able to obtain such insurance coverage, or even if it is obtained, there is no assurance that such coverage would be adequate to protect us in the event of a claim.

EMPLOYEES

We have seven full time employees, and three part time consultants on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are excellent.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2004, we had an accumulated deficit of approximately $ 5,998,820. Our gross revenues for the years ended September 30, 2004 and September 30, 2003 were $ 383,834 and $52,925 respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2004 consisted primarily of revenue from sales of Flexogan in Canada. In order to achieve profitability our marketing activities will have to increase as well as our sales and there is no assurance that sales can increase to such a level. We might never be profitable.

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

. the time and costs involved in obtaining regulatory approvals; . the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; . the potential need to develop, acquire or license new technologies and products; . the continued ability to source demand loans from our private lenders; and . other factors beyond our control.

At September 30, 2004, we had working capital of approximately $ 2,183,913. Based on our current estimates our working capital will sustain operations for approximately 18 months. The independent auditors' report for the year ended September 30, 2004 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our over-the-counter health care products. However, our products may never become commercially successful.

We face significant competition in the over-the-counter health care market.

The over-the-counter health care market is highly competitive and is characterized by the frequent introduction of new products, including the migration of prescription drugs to the over-the-counter market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business, especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large over-the-counter pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co., many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than we. In addition, our competitors may use aggressive spending on trade promotions and advertising as a strategy for building market share, at the expense of their competitors, including us. If we are unable to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

If our pharmaceutical products receive regulatory approval, our competitors may eventually include large pharmaceutical companies with superior resources.

We are engaged in a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on one pharmaceutical product -- Indaflex - for treating osteoarthritis and other inflammatory indications. Like the market for any pharmaceutical product, the market for treating arthritis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter & Gamble Co. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products non-competitive or obsolete.

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

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $5,000,000 in product liability insurance coverage and plan to increase this coverage as our products advance. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

Our common stock is classified as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because AlphaRx common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 16.5% of the outstanding shares of common stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. With the Company's recent private placement described under Item 5 below, the largest single external shareholder owns approximately 4.5% of the outstanding common stock and hence the Company can no longer be controlled by any single shareholder or the management group as a whole. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,930 square feet in Markham, Ontario, under a lease which expires on November 30, 2008 for approximately $2,600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Farhad Walji has filed suit against AlphaRx, Inc. and AlphaRx Canada Limited in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $25,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx's stock and damages resulting from lost opportunity. The Company has denied any liability in this case and is currently defending this action vigorously. Nonetheless, the value of the entire claim has been accrued in our financial statements as a liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2004 the holders of a majority of our outstanding stock acted by written consent to: (a) authorize the Board of Directors to amend our restated certificate of incorporation to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 250,000,000 shares; and (b) to authorize the adoption of a new option plan so that we may issue up to an additional 24,000,000 shares of common stock to our management. This written consent was solicited from record holders of our outstanding common stock as of July 15, 2004 through an information statement. The number of shares voting for these proposals were 8,640,726, or 50.8% of total outstanding common shares, while none voted against the proposal and none abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2004)	0.47	0.28
Third Quarter	(Ended June 30, 2004)	0.53	0.37
Second Quarter	(Ended March 31, 2004)	0.50	0.14
First Quarter	(Ended December 31, 2003)	0.45	0.14
Fourth Quarter	(Ended September 30, 2003)	0.35	0.30
Third Quarter	(Ended June 30, 2003)	0.48	0.45
Second Quarter	(Ended March 31, 2003)	0.41	0.36
First Quarter	(Ended December 31, 2002)	0.56	0.51

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2004, there were approximately 113 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

DIVIDENDS

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next twelve (12) to twenty - four (24) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders.

The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on the public market for our common stock.

Equity Compensation Plan

	Number of Securities to	Weighted-Average	Number of securities remaining
	be issued upon exercise	Exercise Price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in the
first two columns)

Equity	14,940,000	$0.174	10,780,000
Compensation
Plans Approved
by Security
Holders

Equity	None	None	None
Compensation
Plans Not
Approved by
Security Holders

Total	14,940,000	$0.174	10,780,000

Under the new 2004 Stock Option Plan recently approved by our stockholders, 24,000,000 shares of common stock were made available as management options. On November 15, 2004 we granted 13,220,000 options to management and consultants at prices ranging from $0.15 to $0.50. All of these options expire on November 15, 2014.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities issued by AlphaRx during our fiscal year ended September 30, 2004 including where applicable, the identity of the person who purchased the securities, title of the securities, the exemption relied upon for the issuance and the date issued are outlined below.

On November 20, 2003 we issued 50,000 shares of our common stock to an individual in reliance upon the exemption from registration afforded by Rule 506 of Reguation D. The consideration for these shares consisted of services rendered to us. The deemed value of these services was equal to $0.30 per share.

We also issued 50,000 shares of our common stock in accordance with S-8 at $0.30 per share. These shares are registered pursuant to a registration statement filed with the Securities and Exchange Commission.

On February 28, 2004, we issued promissory notes convertible into our common stock to 10 individuals in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. The conversion rate for these convertible promissory notes was equal to $0.10 per share of common stock. We paid commissions in connection with this issuance of 1,313,543 shares of our common stock and 2,287,669 warrants to purchase common stock at $0.30 per share to our placement agent. Subsequent to this issuance, on July 21, 2004, $375,234 of promissory notes were converted into 3,752,339 shares of common stock.

On July 21, 2004 and September 2, 2004, we issued 27,224,034 shares of our common stock to 38 parties in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. The consideration consisted of $0.15 per share. We paid commissions in connection with this issuance of 2,994,644 shares of our common stock and 2,994,644 warrants to purchase common stock at $0.15 per share to our placement agent.

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

GENERAL

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor G.I. absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. During 2003 we also started to focus on commercialization of our products commencing with sales of Flexogan in the Canadian market.

We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January 2003. Given our recent national launch with Flexogan in Canada and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have decided VT1 no longer meets our strategic objective and the VT1 program has been terminated.

We launched Flexogan, a series of over-the-counter topical analgesics, in Canada in August 2003. In order to support national sales of Flexogan in Canada, we expect to continue to incur significant marketing expenditures in 2005.

We signed a licensing agreement with Industria Farmaceutica Andromaco, S.A de C.V. ("Andromaco") in August 2003 for the commercialization of our lead pharmaceutical products "Indoflex" in Mexico. The Company will receive royalties from product sales. Mexican health authorities have given approval to Andromaco to start sales of Indoflex in Mexico.

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

RESULTS OF OPERATIONS

Year ended September 30, 2004 as compared to year ended September 30, 2003

Gross Revenue and Gross Margin

Gross revenue for the year ended September 30, 2004 increased to $383,824 from $52,925 for the year ended September 30, 2003, an increase of 625%. The increase is attributable to our first full year of commercial sales of Flexogan products in Canada coupled with marketing programs which started to increase consumer awareness and acceptance of Flexogan. .

The gross margins on sales of Flexogan products was $ 230,501 or 60% of gross sales for the year ended September 30, 2004 as compared to $ 33,415 or 63% of gross sales for the year ended September 30, 2003. Gross margins as a percentage of sales have decreased due to increased competition in the pain relief segment. The increased competition placed pricing pressure on our products which, in turn, required price reductions to remain competitive. We anticipate further competitive pressures to continue.

Net Losses

Net losses for the year ended September 30, 2004 increased to $1,772,840 from $1,414,597 for the comparable period ended September 30, 2003, an increase of $358,243 or 25%. This increase in net losses is principally attributed to an increase in Flexogan marketing activities when compared to prior year.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of sales and marketing expenditures, personnel costs related to management functions, finance, office overheads, insurance, and professional fees related to legal, and audit, and tax matters. Selling and administrative expenses for the year ended September 30, 2004 increased to $1,383,557 from $ 1,225,140 for the year ended September 30, 2003, an increase of $158,417 or approximately 13%. The increase is primarily due to the increase in sales and marketing expenses, related to the Canadian roll-out of Flexogan.

For the year ended September 30, 2004 we incurred approximately $786,243 in sales and marketing expenditures as compared to $322,603 incurred for the same period a year ago, an increase of $463,640 or 144%. The increase is primarily due to a full year of marketing Flexogan in Canada as compared to less than six months of marketing initiatives during the same period a year ago. We also commenced marketing research activities in the U.S., and sales activities in Asia with no comparable activities in the prior year.

Administration expenses totalled $597,314 for the year ended September 30, 2004 as compared to $902,537 incurred in the same period a year ago, a decrease of approximately $305,223 or 34%. We did not incur any expenses related to stock option granting during the year ended September 30, 2004 as compared to $280,594 incurred in stock option expenses for the year ended September 30, 2003.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation of research and development equipment, and office overheads directly related to research and development.

Research and development expenses for the year ended September 30, 2004 totaled $360,467 as compared to $186,241 incurred for the same period a year ago, an increase of $174,226 or approximately 94%. In preparation for clinical trials of our topical cream - Indaflex, we incurred approximately $192,000 for the year ended September 30, 2004. Research and development for our other topical creams continued during fiscal 2004 at a pace similar to 2003.

Depreciation Expense

We incurred $36,447 in depreciation expense for the year ended September 30, 2004 as compared to $26,764 for the same period a year ago, an increase of $9,683 or approximately 36%. We purchased approximately $139,000 of research and development machinery and equipment during fiscal 2004 as well as about $12,500 in other capital assets for a total capital asset purchase of $151,445 as compared to $36,197 in capital asset purchases for the same period a year ago. This, in turn, generated substantially all of the incremental depreciation expense.

Other Income and Expenses

Other income and expenses totaled $222,870 net expense for the year ended September 30, 2004 as compared to $ 9,867 net expense for the same period a year ago, an increase of $213,003. During fiscal 2004 we wrote off previously acquired VT-1 commercialization rights in the amount of $229,999. Commercialization of VT-1 was prohibitive from a cost perspective, and attempts to resell these rights have not been successful.

Net Loss

The above mentioned income and expenses resulted in a net loss of $1,772,840 for the year ended September 30, 2004 as compared to a net loss of $1,414,597 incurred in the same period a year ago.

Liquidity And Capital Resources

As of September 30, 2004 the Company had working capital of $2,183,913 compared to a working capital deficiency of $556,784 at September 30, 2003.

Since inception, we have financed operations primarily from the issuance of common stock and promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed products or to carry out our business strategy. Therefore, we will likely need to raise additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

We expect to continue to spend capital on:

1. research and development programs;
2. preclinical studies and clinical trials;
3. sales and marketing activities; and
4. regulatory processes.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 are set forth on pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 29, 2003, we dismissed Philip K. Yeung, ("Yeung") the principal accountant previously engaged to audit AlphaRx's financial statements and on December 31, 2003 retained Schwartz Levitsky Feldman LLP ("Schwartz") as the principal accountants to replace Yeung. The Company's board of directors approved the change of accountants from Yeung to Schwartz.

The audit reports of Yeung on AlphaRx's financial statements for the fiscal years ending September 30, 2002 and September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

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

During the fiscal years ending September 30, 2002 and September 30, 2001 including the subsequent interim periods since engagement through December 29, 2003, the date of Yeung's dismissal, and prior to the appointment of Schwartz, AlphaRx (or anyone on its behalf) did not consult with Schwartz regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), we did not consult Schwartz in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of December 9, 2004, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term

Michael M. Lee	41	Chairman of the Board of Directors
		Chief Executive Officer	Since 8/8/1997

Marcel Urbanc, C.A.	48	Chief Financial Officer

Joseph Schwarz, Ph.D	50	Chief Scientist

Michael Weisspapir, MD, Ph.D	48	Chief Medical Officer

Sandro Persia	34	Secretary/Treasurer

Dr. David Milory	53	Director	Since 4/15/2003

Dr. Ford Moore	53	Director	Since 4/15/2003

Michael M. Lee: Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario. Mr Lee founded the company in August 1997.

Marcel Urbanc, C.A: Mr. Urbanc obtained his Chartered Accountant designation in 1985 after articling with Arthur Andersen & Co. for 3 years. Prior to joining the Company, Mr. Urbanc served as Controller and then VP Finance & CFO of Oasis Technology Ltd., a software company involved in transaction processing from 1994 to 2002. During his tenure at Oasis private equity funding of approximately $45,000,000 was raised. Mr Urbanc has been with the company since March, 2003.

Joseph Schwarz, Ph.D.: Dr. Schwarz is the chief scientist of the Company. Dr. Schwarz has extensive experience in the research and development of controlled release drug delivery systems, his areas of expertise cover controlled delivery of drugs, colloidal and microcorpusculate drug delivery systems, submicron emulsions (SME), transdermal delivery (topical and systemic). Dr. Schwarz has published more than 40 articles in various scientific journals and has written over 20 patents and patent applications. Dr. Schwarz was the senior scientist at Pharmos Ltd., a publicly traded U.S. pharmaceuticals company from 1991 to 1995. From 1995 to 1997 he was the senior scientist in the research and development department of TEVA Pharmaceuticals Ltd. From 1997 to 1998, Dr. Schwarz was the senior scientist of D-PHARM, a pharmaceuticals concern located in Israel. From 1998 to 1999 Dr. Schwarz served as a part time consultant to the Company and has been with the company since that time.

Michael Weisspapir, M.D.: Ph.D. Dr. Weisspapir has 19 years of successful experience in experimental medicine and extensive experience in interdisciplinary research and development in experimental pharmacology, immunopharmacology, toxicology and neuroscience. Prior to joining the Company, Dr. Weisspapir held a variety of research positions at the University of Tel Aviv and Rabin Medical Center, Israel and the University Health Network, University of Toronto, Canada.

Sandro Persia: Mr. Persia joined Logic Tech Corp. in 1989 as Marketing Manager and promoted to Vice President in 1996. Mr. Persia has extensive business experience in high tech marketing and sales. Mr. Persia holds a diploma in business administration from the Seneca College.

David Milroy, D.D.S. M.R.C.D. (C): Dr. Milroy is a Certified Oral & Maxillofacial Surgeon and has been in private practice in Richmond Hill, Woodbridge, and Port Hope, Ontario for the past twenty years. He graduated from the University of Toronto, Faculty of Dentistry with a Doctor of Dental Surgery degree in 1976 and a Residency in Oral & Maxillofacial Surgery at the University of Toronto, Toronto General and Toronto Doctor's Hospitals in 1982.

Ford Moore, D.D.S. F.R.C.D. (C): Dr. Moore is a a certified Oral & Maxillofacial Surgeon, is engaged in a full-time private practice in Newmarket, Ontario which he established in 1981. Dr. Moore graduated from the University of Toronto with a Doctor of Dental Surgery degree in 1976, and completed a hospital Residency in Oral Surgery and Anesthesia at Toronto General Hospital, Toronto Doctor's Hospital and the University of Toronto in 1980.

All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the board of directors.

Compensation of Directors

AlphaRx's directors are not currently compensated for their services as directors of the Company. Directors are reimbursed for out-of-pocket costs incurred in attending meetings of the Board of Directors and for expenses incurred for and on behalf of the AlphaRx.

Board of Directors Committees

The board of directors has established an audit committee effective December 1, 2004. The audit committee is comprised of two independant board members - Dr. Ford Moore and Dr. David Milroy. A third independent board member with public company experience and financial expertise is being sought. At the outset, our audit committee will review and approve our financial statements prior to board meetings, act on and report to the board of directors with respect to various auditing and accounting matters, including the recommendations of our independent auditors, review the scope of the annual audits, and fees to be paid to the independent auditors. As the Audit Committee becomes more established it will also review and approve any material internal accounting and financial control policies and procedures and ensure compliance with all required governance procedures and policies. Finally, the audit committee will establish procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal controls and auditing.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2004, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a code of ethics at this time, as our focus has been on our growth and product development. Our board of directors is currently reviewing and evaluating a proposal to adopt a comprehensive code of ethics for our executive officers and directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2004, 2003 and 2002 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM
				COMPENSATION
				SECURITIES
NAME AND				UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION (#)
Michael M. Lee	2004	29,531	0	--
President & C.E.O.	2003	83,652	0	150,000
	2002	230,000	0	--
Joseph Schwarz	2004	22,731	0	--
Chief Scientist	2003	56,992	0	80,000
	2002	150,000	0	--
Michael Weisspapir	2004	59,100	0	--
Chief Medical Scientist	2003	46,992	0	80,000
	2002	114,000	0	--
Marcel Urbanc	2004	36,218	0	--
Chief Financial Officer	2003	13,000	0	80,000
	2002	0	0	--
  The above officers accepted 672,000 restricted shares in lieu of their salary for fiscal year 2000, 2001 and the 3 months ended December 31, 2001.
  The above officers accepted 780,000 restricted shares in lieu of their salary between 1/1/2002 and 9/30/2002.
  The above officers accepted 392,500 restricted shares in lieu of their salary between 10/1/2002 and 3/31/2003.

There were no options granted during the fiscal year ended September 30, 2004.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2004 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.31 per share on September 30, 2004. No options were exercised by the named executive officers during fiscal 2004.

Name	Number of Exercisable Options at	Value of Unexercised In-The-Money
	Fiscal Year-End (#)	Options at Fiscal Year-End (#)
	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael M. Lee	450,000/100,000	$84,000/$0
Marcel Urbanc	80,000/0	$0/$0
Joseph Schwarz	276,667/53,333	$52,500/$0
Michael Weisspapir	226,667/53,333	$42,000/$0

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

We have reserved 1,500,000 common shares under the 2003 Plan for issuance under option or restricted stock purchase agreements. As of January 26, 2004 there were 645,000 options granted under this Plan. The 2003 Stock Option Plan was considered no longer adequate for our future needs and hence the Company adopted the 2004 Plan described below.

2004 Stock Option Plan

The 2004 Plan is administered by the board of directors, which determines which directors, officers, employees, consultants, scientific advisors and independent contractors of the Company are to be granted options, the number of shares subject to the options granted, the exercise price of the options, and certain terms and conditions of the options. The board of directors may delegate administration of the 2004 Plan, including the power to grant options to persons who are not officers or directors of the Corporation, to a Stock Option Committee, composed of members of the board of directors. The board of directors, in its sole discretion, may amend, modify or terminate the 2004 Plan at any time without restriction. However, no amendment may, without stockholder approval, increase the total number of shares of stock which may be issued under the 2004 Plan (other than increases to reflect stock dividends, stock splits or other relevant capitalization changes). There are 24,000,000 authorized shares of our Common Stock that are not issued or outstanding, reserved for implementation of the 2004 Plan.

On November 15, 2004 the Company granted 13,220,000 options under the 2004 Plan to 14 individuals including officers, directors and consultants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company's common stock. The total number of shares authorized is 250,000,000 shares of common stock, each of which has a par value of $0.0001. As of December 8, 2004 there were 57,508,112 shares of common stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Michael Lee(1)	7,580,726 shares	13.18%
Joseph Schwarz(2)	602,500 shares	1.05%
Michael Weisspapir(2)	457,500 shares	0.80%
Sandro Persia(2)	16,000 shares	0.03%
Ford Moore(3)	492,579 shares	0.86%
Marcel Urbanc(2)	20,000 shares	0.03%
David Milroy(3)	300,000 shares	0.52%
All directors and officers	9,469,305 shares	16.47%
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

(b) On September 9, 2004 we filed a Current Report on Form 8-K regarding completion of a private placement of common stock and warrants to purchase common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees : For the year ended September 30, 2004 we incurred approximately $35,011in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $18,378 for the year ended September 30, 2003.

Audit-Related Fees: For the year ended September 30, 2004 we incurred no fees for assurance and related services by the principal accountant. Similarly we incurred no fees for the year ended September 30, 2003.

Tax Fees: For the year ended September 30, 2004 we incurred approximately $2,273 in tax related fees to our principal accountant as compared to approximately $2,100 for the year ended September 30, 2003.

All Other Fees: For the year ended September 30, 2004 we paid no other fees to our principal accountant.

Audit Committee's Pre-Approval Policies and Procedures: Our audit committee, established December 1, 2004, pre-approves all financial statements prior to dissemination, via review and discussion with the principal accountants. They also pre-approve any audit and permitted non-audit services provided by the principal accountants by reviewing Purchase Orders prior to issuance, and discussion with the principal accountants if deemed necessary. Disclosure will be made of any non-audit services approved by the audit committee in our quarterly 10-Q and annual 10-K reports.

The audit committee is in the process of establishing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal controls and auditing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 9, 2004

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 9, 2004

Directors:

/s/ Michael M. Lee
Michael M. Lee, Director

/s/ David Milory
David Milroy, Director

/s/ Ford Moore
Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by
		reference to the Form 10-SB filed on June 16, 2000).
3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000
		(incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000
		(incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form
		10-KSB filed on June 16, 2000).
10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the
		Form 10-KSB filed on December 31, 2001).
31.1	28	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of
		2002.
31.2	29	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of
		2002.
32.1	30	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18
		United States Code.
32.2	31	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title
		18 United States Code.

EXHIBIT 31.1

I, Michael Lee, chief executive officer of AlphaRx, certify that:

  I have reviewed this annual report on Form 10-KSB of AlphaRx, Inc.;

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

Date: December 9, 2004

/s/ Michael Lee

Michael Lee, Chief Executive Officer

EXHIBIT 31.2

I, Marcel Urbanc, chief financial officer of AlphaRx, certify that:

  I have reviewed this annual report on Form 10-KSB of AlphaRx, Inc.;

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

Date: December 9, 2004

/s/ Marcel Urbanc

Marcel Urbanc, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, Michael Lee, as chief executive officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

  This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

  The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Michael Lee
Michael Lee
Chief Executive Officer
December 9, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, Marcel Urbanc, as chief financial officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

  This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

  The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer
December 9, 2004

ALPHARx, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND AUDIT REPORT

SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidation values.

Toronto, Ontario, Canada	/s/Schwarz Levitsky Feldman LLP
November 12, 2004	Chartered Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2004 AND 2003

September 30,	2004	2003
CURRENT ASSETS

Cash and Cash Equivalents	$2,856,042	$24,520
Accounts Receivable, net (note 3)	49,930	27,662
Prepaid Expenses	67,640	3,690
Inventory (note 4)	180,272	141,905

TOTAL CURRENT ASSETS	3,153,884	197,777

PROPERTY, PLANT & EQUIPMENT, net (note 5)	241,533	126,535
OTHER ASSETS
Licensing Right (note 6)	1	230,000

TOTAL ASSETS	3,395,418	554,312

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 7)	279,071	254,724
Notes Payable (note 8 and 17)	665,900	474,837
Litigation Liabilities (note 9)	25,000	25,000
TOTAL CURRENT LIABILITIES	969,971	754,561

CONTINGENCIES & COMMITMENTS (note 9 and 10)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 52,304,642 shares (2003 - 100,000,000
authorized; 16,920,082 issued and outstanding) (note 11)	5,232	1,692
Additional paid-in capital	8,419,035	4,024,039
Deficit	(5,998,820)	(4,225,980)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	2,425,447	(200,249)

TOTAL LIABILITIES AND SHAREHOLDERS'	$3,395,418	$554,312
EQUITY (DEFICIENCY)

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Year ended September 30,	2004	2003

SALES	$383,824	$52,925

COST OF SALES	153,323	19,510

GROSS MARGIN	230,501	33,415

SELLING AND ADMINISTRATIVE EXPENSES	1,383,557	1,225,140
RESEARCH AND DEVELOPMENT EXPENSES	360,467	186,241
DEPRECIATION	36,447	26,764
LOSS FROM OPERATIONS	(1,549,970)	(1,404,730)

OTHER INCOME AND EXPENSES

Other Income	7,129	10,133
Write down of Licensing Rights (note 6)	(229,999)
Loss on Investment		(20,000)
	(222,870)	(9,867)

LOSS BEFORE INCOME TAXES	(1,772,840)	(1,414,597)

INCOME TAX (note 12)	--	--

NET LOSS	$(1,772,840)	$(1,414,597)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.08)	(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	22,741,117	15,858,421

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at	15,327,341	$1,533	$2,897,277	$(2,811,383)	$87,427
September 30,
2002

Issuances of
Common Stock	1,592,741	159	846,168		846,327

Issuance of Stock
Options for consulting services			280,594		280,594

Net loss for the
Year ending
September 30,
2003				(1,414,597)	(1,414,597)

Balance at
September 30,
2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory Notes	3,752,340	375	374,859		375,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss for the
Year ending
September 30,
2004				(1,772,840)	(1,772,840)

	52,304,642	$5,232	$8,419,035	$(5,998,820)	$2,425,447

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

September 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,772,840)	$(1,414,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,447	26,764
Write down of licensing rights	229,999
Shares Issued For Services Rendered	610,552	273,436
Options Issued For Services Rendered		280,594
Changes in assets and liabilities:
Increase in Inventory	(38,367)	(89,764)
Increase in Accounts Receivable	(22,268)	(27,662)
(Increase) Decrease in Prepaid Expenses	(63,950)	25,695
Increase in Accounts Payable and Accrued Liabilities	24,347	230,044

NET CASH USED IN OPERATING ACTIVITIES	(996,080)	(695,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Licensing Rights		(230,000)
Purchase of Machinery & Equipment	(151,445)	(36,197)

NET CASH USED IN INVESTING ACTIVITIES	(151,445)	(266,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness		(9,202)
Issuance of Notes Payable, net (note 8 and 17)	191,063	422,518
Proceeds from Issuance of Common Stock (net)	3,787,984	572,891

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,979,047	986,207

NET INCREASE IN CASH	2,831,522	24,520

CASH, beginning of year	24,520	0

CASH, and Cash Equivalents, end of year	$2,856,042	$24,520
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.

Income Tax Paid	$0	$0
Interest Paid	$154,674	$25,186

ALPHARX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1997. The Company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name amended during fiscal year 2000.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ALPHARX, INC. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts on deposit with banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The carrying amount of the Company's account receivables, accounts payable, accrued liabilities, litigation liabilities and notes payable approximates fair value because of the short maturity of these instruments.

Long-Term Financial Instruments

The fair value of each of the Corporation's long-term financial assets is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

It is of the management's opinion that the Company is not exposed to significant interest rate risk, credit risk or currency risks arising from these financial instruments.

Inventory

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on the first-in first-out basis.

Foreign Currency Translation

The Company maintains the books and records of the subsidiary in Canadian dollars, its functional currency. The records of the Canadian subsidiary are converted to US dollars, the reporting currency. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

Earnings or Loss Per Share

The Company adopted FAS No.128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated by using Modified Accelerated Cost Recovery System Method for financial reporting as well as income tax purposes at rates based on the following estimated useful lives:

Furniture and Fixtures	7 years
Machinery and Equipment	3 - 7 years
Automobile	5 years
Leasehold Improvements	10 years

The Company capitalizes expenditures that materially increase assets' lives and expenses ordinary repairs and maintenance to operations as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated deprecation are removed from the accounts and any gain or loss is included in the statement of income and retained earnings.

Research and Development

All research and development costs are charged to expense as incurred. These costs include research and development, travel to explore and evaluate new products, product licensing, and various legal and professional fees incurred for preparation of patent applications.

Revenue Recognition

Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds from sales are reasonably assured. A reserve for returns is considered periodically based on actual or anticipated returns from customers. The Company policy is not to accept returns, however, under certain circumstances returns are accepted to maintain good customer relations.

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

Long-Lived Assets

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which has been superseded by SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

Intangible Assets

Intangible assets with an indefinite useful economic life are tested annually for impairment and periodically if events or circumstances warrant such a test in accordance with SFAS 142. An impairment loss is recognized if the carrying amount exceeds the fair value.

Concentrations of Credit Risks and Revenues

The Company's receivables are unsecured and are generally due in 30 Days. Currently, the Company does not have a diverse customer base as approximately 75% of revenues were derived from two customers during the year ended September 30, 2004. The Company is however, continuously broadening its customer base in order to increase revenues and reduce economic dependency on these two customers. The majority of the Company's customers are blue chip, publicly traded companies.

Recent Pronouncements

SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121 - Accounting for the impairment of long-lived assets and for Long-Lived Assets to be Disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

SFAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No.147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

SFAS No. 149 - Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE

	2004	2003

Accounts receivable	$51,576	$29,742
Less: Allowance for doubtful accounts	1,646	2,080

	$49,930	$27,662

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4. INVENTORY

Inventory comprised the following:
	2004	2003

Raw materials	$59,844	$26,757
Finished goods	120,428	115,148

	$180,272	$141,905

NOTE 5. PROPERTY, PLANT & EQUIPMENT

	2004	2003

Leasehold Improvements	$19,948	$1,837
Furniture & Fixtures	25,089	11,656
Machinery & Equipment	293,475	170,072
Automobile	--	22,067

COST	338,512	205,632

Less: Accumulated depreciation/amortization
Leasehold Improvements	3,573	460
Furniture & Fixtures	8,679	5,709
Machinery & Equipment	84,727	59,496
Automobile	--	13,432

	96,979	79,097
NET	$241,533	$126,535

NOTE 6. LICENSING RIGHT

In January 2003, the Company entered into a sub-licence agreement with a third party drug research company for the world-wide commercialization of an experimental cancer drug. The cost of this sub-licence agreement was $230,000 which was paid by cash of $190,000 and shares with a value of $40,000. Costs to bring this drug to market are currently prohibitive for the Company, and having unsuccessfully attempted to resell these commercialization rights, they have been written down to a nominal value.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2004	2003

Trade Accounts Payable	$177,962	$205,654
Accrued Liabilities	101,109	49,070

	$279,071	$254,724

NOTE 8. NOTES PAYABLE

At September 30, 2004, the Company has notes payable including accrued interest of $665,900.

(September 30, 2003 - $474,837). Of these notes, $520,347 are secured by a first priority interest in all of the intellectual property and other assets of the Company. These notes, bearing interest at 10% per annum, are convertible into shares of common stock at a conversion price of $0.10. The remaining notes are unsecured and bear interest at 0%-12% per annum. See also subsequent event note below. All notes including accrued interest were repaid subsequent to year end or converted into common stock plus warrants to purchase common stock.

NOTE 9. LITIGATION LIABILITY

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 10. COMMITMENTS

Leases

The Company leases automobile and computer equipment as well as its main premises. The aggregate minimum annual payments due under these leases are as follows:

Year	Amount

2005	$32,374
2006	$32,374
2007	$28,736
2008	$28,406
2009	$ 5,309

NOTE 11. COMMON STOCK

During July, 2004, the majority of the Company's stockholders, by written consent, agreed to increase the authorized number of common shares to 250,000,000 from the existing authorization for 100,000,000.

The Company is hence authorized to issue 250,000,000 shares of common stock. As of September 30, 2004, there remains issued and outstanding 52,304,642 shares of such common stock which has a stated par value of $0.0001 per share.

During the year, the Company issued 100,000 shares of common stock at a price of $0.30 per share for consulting and legal services; $375,234 of convertible promissory notes were converted into 3,752,340 shares of common stock at $0.10 per share; 1,313,542 shares were issued in lieu of cash commission for the placement of promissory notes at a value of $131,354; 27,224,034 shares were issued at $0.15 per share in connection with a private placement, and 2,994,644 shares were issued in lieu of cash commission at a value of $449,197 in connection with the private placement of stock. Total proceeds from the private placement, net of cash value of all commissions and other issuance expenses of $90,304, was $3,412,750.

NOTE 12. INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets is as follows:

	2004	2003

Deferred tax assets:
Operating loss carry forwards	$1,927,500	$1,455,175
Valuation allowance	1,927,500	1,455,175

Net deferred tax assets	0	0

These losses expire in varying amounts between 2010 and 2024.

NOTE 13. STOCK OPTION PLANS

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options exercisable at September 30, 2003 and 2004	1,150,000	$0.10

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares will be granted to certain key employees and directors. Under the Plan, the option exercise price and its fair market value are determined to be US$0.50 -US$0.69. All options will expire on February 10, 2008 and will vest, and become exercisable in three instalments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled during fiscal 2003	75,000	$0.63
Outstanding as of September 30, 2004	570,000	$0.63
Options exercisable at September 30, 2004	406,667	$0.63

The Company granted 645,000 options to consultants during fiscal 2003. The fair value of each option granted during 2003 was recorded as consulting expense using the Black-Scholes option pricing model. No stock options were granted during the year ended September 30, 2004.

The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company can issue up to 24,000,000 options to purchase common stock. As of September 30, 2004 no options under this plan had been formally allocated. No further options will be granted under the previous two plans. See also subsequent event note below.

NOTE 14. WARRANTS

The Company has the following warrants outstanding to purchase common stock at September 30, 2004:

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of common
stock at an exercise price of $1.10, expiring December 19, 2004.	670,275

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of common
stock at an exercise price of $0.65 expiring June 17, 2006.	75,524

Warrants issued in return for financial advisory services
whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring September
1, 2007. This warrant can only be exercised after January 29,
2005.	3,000,000

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of common
stock at an exercise price of $0.05, expiring January 1, 2005.	250,000

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of common
stock at an exercise price of $0.15, expiring September 1,, 2007.	2,994,642

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.30, expiring September 1, ,
2007.	2,287,669

Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the
holder to purchase one share of common stock at an exercise
price of $0.30, expiring September 1, 2007.	34,728,712

44,006,822

The Company also has an obligation to honor warrants which result from conversion of certain remaining promissory notes. Upon conversion of the remaining secured convertible promissory notes, the Company must issue warrants whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.30, expiring September 1, 2007. Should the remaining convertible promissory notes be converted, the Company must issue warrants to purchase 10,406,940 shares of common stock. See also subsequent event note below. The remaining convertible promissory notes were converted subsequent to year end.

NOTE 15. SEGMENTED INFORMATION

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research, design, manufacture and sales of therapeutic products. All revenue generated to date result from sales in Canada. All assets of the business are located in Canada.

NOTE 16. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform with current year's presentation.

NOTE 17. SUBSEQUENT EVENTS

On October 8, 2004 holders of $260,208 in convertible promissory notes converted the notes into 2,602,083 shares of common stock plus warrants to purchase 5,204,160 shares of common stock at an exercise price of $0.30 per share. The warrants expire on September 1,, 2007.

On October 28, 2004, holders of $260,139 in convertible promissory notes converted the notes into 2,601,389 shares of common stock plus warrants to purchase 5,202,780 shares of common stock at an exercise price of $0.30 per share. The warrants expire September 1, 2007.

On October 29, 2004 all remaining unsecured promissory notes totalling $145,554 were repaid by the Company. As a result of the above mentioned conversions and repayments, all debt reflected on the balance sheet as at September 30, 2004 has been extinguished.

On November 15, 2004 the Company issued 13,220,000 options to purchase common stock to 14 individuals including management, directors and consultants. Of these, 12,720,000 options were issued to management and directors, are exercisable at $0.15 per share, and expire on November 15, 2014. The remaining 500,000 options were issued to consultants, are exercisable between $0.40 and $0.50 per share, and expire on November 15, 2014.

