Form 10QSB
period 2004-12-31
ALPHARX INC
filed 2005-02-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the quarterly period ended: December 31, 2004

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on February 11, 2005 was 57,508,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB

DECEMBER 31, 2004

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December 31, 2004
and September 30, 2004	3

Unaudited Interim Consolidated Statements of Operations for the three months
ended December 31, 2004 and December 31, 2003	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Equity
(Deficiency)	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months
ended December 31, 2004 and December 31, 2003	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial Condition and Plan	12
of Operation

Other Information	16

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2004 AND SEPTEMBER 30,2004
(UNAUDITED)

	December 31,	September 30,
	2004	2004
CURRENT ASSETS

Cash and Cash Equivalents	$2,270,008	$2,856,042
Accounts Receivable, net	50,783	49,930
Prepaid Expenses	50,797	67,640
Inventory	239,845	180,272

TOTAL CURRENT ASSETS	2,611,433	3,153,884

PROPERTY, PLANT & EQUIPMENT, net	256,431	241,533
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	2,867,865	3,395,418

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	350,344	279,071
Notes Payable (Note 4)	-	665,900
Litigation Liabilities (Note 5 )	25,000	25,000
TOTAL CURRENT LIABILITIES	375,344	969,971

SHAREHOLDERS' EQUITY
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 57,508,112 shares (September 30, 2004 -
52,304,642)	5,752	5,232
Additional paid-in capital	8,930,023	8,419,035
Deficit	(6,443,254)	(5,998,820)

TOTAL SHAREHOLDERS' EQUITY	2,492,521	2,425,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,867,865	$3,395,418

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

Three months ended December 31,	2004	2003

SALES	$8,946	$47,169

COST OF SALES	4,428	17,516

GROSS MARGIN	4,518	29,653

SELLING AND ADMINISTRATIVE EXPENSES	293,316	270,917
RESEARCH AND DEVELOPMENT EXPENSES	154,012	11,428
DEPRECIATION	11,450	11,044
LOSS FROM OPERATIONS	(454,260)	(263,736)

OTHER INCOME AND EXPENSES

Interest Income	9,826	-

LOSS BEFORE INCOME TAXES	(444,434)	(263,736)

INCOME TAX	-	-

NET LOSS	$ (444,434)	$ (263,736)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	56,490,117	16,968,995

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Retained	Total
Number of			Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
September 30,
2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory
Notes	3,752,340	375	374,859		375,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common
Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss for the
Year ending
September 30,
2004				(1,772,840)	(1,772,840)

Balance at
September 30,
2004	52,304,642	$5,232	$8,419,035	$(5,998,820)	$2,425,447

Conversion of
Promissory
Notes	5,203,470	520	510,988		511,508

Net loss for
the period				(444,434)	(444,434)

Balance at
December 31,
2004	57,508,112	$5,752	$8,930,023	$(6,443,254)	$2,492,521

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

Three months ended December 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(444,434)	$(263,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,450	11,044
Shares Issued For Services Rendered	-	30,000
Changes in assets and liabilities:
(Increase) decrease in Inventory	(59,573)	2,598
(Increase) decrease in Accounts Receivable	(853)	1,183
(Increase) decrease in Prepaid Expenses	16,843	(5,656)
Increase in Accounts Payable and Accrued Liabilities	71,273	99,758

NET CASH USED IN OPERATING ACTIVITIES	(405,294)	(124,809)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(26,348)	(23,239)

NET CASH USED IN INVESTING ACTIVITIES	(26,348)	(23,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness	-	23,198
Issuance (repayment) of Notes Payable	(665,900)	100,706
Proceeds from Issuance of Common Stock (net)	511,508	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(154,392)	123,904

NET DECREASE IN CASH	(586,034)	(24,144)

CASH, and cash equivalents, beginning of period	2,856,042	24,520

CASH, and cash equivalents, end of period	$2,270,008	$376

Income Tax Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors.

NOTE 3. LICENSING RIGHTS

The Company acquired world-wide exclusive commercialization rights for VT-1 from Select Therapeutics Inc. in January 2003 with the intention of commercializing this drug. Subsequent to this acquisition the Company launched Flexogan in Canada, and shifted focus on drug delivery products, and related sales and marketing. Having unsuccessfully attempted to resell these commercialization rights, they have been written down to a nominal value due primarily to prohibitive development costs, and the fact that there is no market for these rights.

NOTE 4. NOTES PAYABLE

During October, 2004, the Company converted $520,347 in convertible promissory notes into 5,203,470 shares of common stock plus warrants to purchase 10,406,940 shares of common stock at an exercise price of $0.30 per share. These warrants expire during September and October, 2007.

The remainder of the promissory notes totaling $145,553 as at September 30, 2004, were repaid to officers and directors of the Company. As a result of the repayments and conversions, the Company has no convertible notes or promissory notes outstanding as of December 31, 2004.

NOTE 5. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2004, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

During the three months ended December 31, 2004, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share;

NOTE 7. STOCK OPTION PLANS

The Company has adopted the 2004 Stock Option Plan which supercedes the 2003 Plan, and the 2000 Plan. Options outstanding under these plans as of December 31, 2004 are as follows:

Plan Category	Number of Shares to be	Weighted average	Number of shares
	issued upon exercise of	exercise price of	available for future
	options	outstanding options	issuance
2000 PLAN	1,150,000	$0.10	0
2003 PLAN	570,000	$0.63	0
2004 PLAN	13,220,000	$0.16	10,780,000

Subsequent to December 31, 2004 an additional 7,000,000 options were issued under the 2004 Plan at an exercise price of $0.16 per share.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at December 31, 2004:

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $1.10, expiring December 19, 2005.
670,275
Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.65 expiring June 17, 2006.	75,524

Warrants issued in return for financial advisory services whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring September 1, 2007.
This warrant can only be exercised after January 29, 2005.	3,000,000

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.15, expiring September 1, 2007.	2,994,642

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.30, expiring September 1, 2007.	2,287,669

Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 - 27,505,378; September 1,
2007 - 12,426,114; October 13, 2007 - 5,204,160.	45,135,652

54,163,762

NOTE 9. COMMITTMENTS

Effective December 1, 2004 the Company entered into an operating lease for research equipment. Minimum annual lease payments total $10,932 commencing December 1, 2004 and ending November 1, 2009.

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

General

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception (August 7, 1997) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.

We launched Flexogan, a series of over-the-counter topical analgesics, in Canada during August, 2003. We expect Flexogan to incur significant marketing expenditures in 2005 in order to promote national sales and gain market share in Canada.

We signed a licensing agreement with Andromaco Inc. in August, 2003 for the commercialization of our lead pharmaceutical products "Indaflex"™ in Mexico. The Company will receive royalties from product sales. Marketing approval from the Mexican health authority was obtained during the first quarter of 2005. In order to market and sell Indaflex products in the US and Canada, we will require successful completion of human and clinical trials as well as FDA approval. We expect these trials to commence in during our second fiscal quarter ending March 31, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

The Company incurred a net loss of $444,434 for the three month period ended December 31, 2004 as compared to a loss of $263,736 incurred for the same period a year ago, an increase of $180,698 or approximately 69%. The increase stems primarily from an increase in research and development activities related to preparation for human and clinical trials of Indaflex.

Sales

Sales for the three months ended December 31, 2004 were $8,946 as compared to $47,169 generated for the same period a year ago, a decrease of $38,223 or 81%. The Company had marketing initiatives via radio, magazine and newspaper media during the first quarter. The market for arthritic and muscle pain creams, which Flexogan is addressing, is competitive, and additional marketing expenditures will have to be incurred in order to increase brand awareness and subsequent sales.

Gross Margin

Cost of Sales for the three months ended December 31, 2004 was $4,428 as compared to $17,516 incurred for the same period a year ago. Resulting Gross Margin decreased to $4,518 or approximately 51% of sales as compared to Gross Margin of $29,653 or approximately 63% of sales for the same period a year ago. In order to be more competitive, the Company reduced selling prices during the quarter - the primary reason for reduced gross margins measured as a percentage of revenues.

Sales and Marketing, General and Administrative Expenses

Sales and Marketing, General and Administrative expenses consist primarily of sales and marketing expenditures, personnel costs related to general management functions, finance, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. Sales and Marketing, General and Administrative expenses for the three months ended December 31, 2004 were $293,316 as compared to $270,917 incurred for the same period a year ago, an increase of $22,399 or approximately 8%.

Approximately $148,000 or 51% of these expenses incurred for the three months ended December 31, 2004 related to marketing of Flexogan in Canada as compared to approximately $131,000 incurred for the same period a year ago. We expect to continue with sales and marketing expenditures in order to establish brand awareness, and increase sales.

The remainder of these expenses incurred for the three month period ended December 31, 2004 related to legal expenses, professional fees, and other office overheads. We expect that general and administrative expenses will increase moderately over the near term.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2004 were $154,012 as compared to $11,428 incurred for the same period a year ago, an increase of $142,584. The increase relates to preparation of Indaflex for human and clinical trials, and ongoing research and development of other over the counter products. We expect to increase research and development expenses over the remainder of 2005 as we accelerate the development and testing of our Indaflex drug candidate.

Loss from Operations

Loss from operations were $454,260 for the three months ended December 31, 2004 as compared to a loss of $263,736 incurred for the same period a year ago, an increase of $190,524 or approximately 72%. The increase of research and development expenses of $142,584 was primarily the cause of the increased loss from operations. Reductions in gross margins, and an increase in selling and administrative expenses account for the remainder of the increased loss when compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2004 the Company had working capital of $2,236,089 compared to $2,183,913 as at September 30, 2004. The improvement of working capital compared to periods prior to September 30, 2004 stems from the private placement completed in late fiscal 2004 whereby shares were issued in exchange for an investment of approximately four million dollars.

During the three months ended December 31, 2004 we repaid or converted all remaining debt such that we have no debt other than normal trade payables related to ongoing business activities. We anticipate that our working capital will be sufficient to fund ongoing activities beyond our fiscal year ending September 30, 2005.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our entire business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations in the future. We cannot be certain that any financing will be available when needed on acceptable terms or at all. Any additional equity financings will be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

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
4. the time and cost necessary to establish sales and marketing capabilities or to retain sales and marketing partners to market our products for us; 5. the time and cost necessary to respond to technological and market developments; and 6. new collaborative, licensing and other commercial relationships that we may establish.

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease, and for certain research equipment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain of the information contained in this document constitutes "forward-looking statements", including but not limited to those with respect to the future revenues, our development strategy, involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks and uncertainties associated with a drug delivery company which has not successfully commercialized our first product, including a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation, as well as those factors disclosed in our documents filed from time to time with the United States Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt.

As a result of the above transactions the Company had 57,508,112 shares of Common Stock outstanding as at February 14, 2005. Additionally, there are warrants outstanding to purchase 54,163,762 shares of Common Stock, ranging in price from $0.05 to $1.10 and expiring between the period December 19, 2005 and October 13, 2007.

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

31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b) REPORTS ON FORM 8-K

On December 16, 2004 we issued a press release regarding the manufacture of clinical materials for Indaflex clinical trials which are expected to commence in early 2005.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 11, 2005

ALPHARx, INC.

By: __/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: Februray 11, 2005

Directors:

/S/ Michael M. Lee
Michael M. Lee, Director

/S/ David Milroy
David Milroy, Director

/S/ Ford Moore
Ford Moore, Director