Form 10QSB/A
period 2004-03-31
ALPHARX INC
filed 2005-05-18
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB-A

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on May 17, 2005 was 57,508,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB-A

MARCH 31, 2004

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2004 as restated,
and September 30, 2003	1

Interim Consolidated Statements of Operations for the six months ended March
31, 2004, as restated, and March 31, 2003	3

Interim Consolidated Statements of Operations for the three months ended
March 31, 2004, as restated, and March 31, 2003	4

Interim Consolidated Statements of Stockholders' Deficiency for the six months
ended March 31, 2004, as restated, and the year ended September 30, 2003	5

Interim Consolidated Statements of Cash Flow for the six months ended March
31, 2004, as restated, and March 31, 2003	6

Condensed Notes to Interim Consolidated Financial Statements as restated	7

Management's Discussion and Analysis of Financial Condition and Plan	10
of Operation as restated

Other Information as restated	15

ALPHARX, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AS RESTATED, (NOTE 7) AND SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS

	March 31,	September 30,
	2004	2003
CURRENT ASSETS

Cash	$470,018	$24,520
Accounts Receivable	12,737	27,662
Deferred financing costs	86,100	-
Prepaid Expenses	7,218	3,690
Inventory	84,599	141,905

TOTAL CURRENT ASSETS	660,672	197,777

PROPERTY, PLANT & EQUIPMENT, at cost

Less accumulated deprecation of $98,667	145,121
Less accumulated depreciation of $79,097		126,535

OTHER ASSETS

Licensing Rights	1	230,000

TOTAL ASSETS	$805,794	$554,312

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004, AS RESTATED, AND SEPTEMBER 30, 2003
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	March 31,	September 30,
	2004	2003
CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$502,859	$254,724
Notes Payable	1,119,551	474,837
Litigation Liabilities	25,000	25,000

TOTAL CURRENT LIABILITIES	1,647,410	754,561

SHAREHOLDERS' DEFICIENCY

Common Stock, $ 0.0001 par value,	1,703	1,692
Authorized 100,000,000 shares, issued and
outstanding 17,020,082 shares (September
30, 2003 - 16,920,082)
Additional paid-in capital	4,915,029	4,024,039
Deficit	(5,758,348)	(4,225,980)

TOTAL SHAREHOLDERS' DEFICIENCY	(841,616)	(200,249)

TOTAL LIABILITIES AND SHAREHOLDERS'	$805,794	$554,312
DEFICIENCY

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2004, AS RESTATED and 2003
(UNAUDITED)

Six Months Ended March 31,	2004	2003

SALES	$ 362,610	$ 2,498

COST OF SALES	146,185	2,243

GROSS MARGIN	216,425	255

GENERAL AND ADMINISTRATIVE, SALES AND	597,987	642,962
MARKETING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	40,245	155,288
DEPRECIATION	19,562	12,132

LOSS FROM OPERATIONS	(441,369)	(810,127)

OTHER INCOME AND EXPENSES
Interest Income/(expense)	(861,000)	2
Write down of licensing rights	(229,999)	-

LOSS BEFORE INCOME TAXES, AS RESTATED	(1,532,368)	(810,125)

INCOME TAX	-	-

NET LOSS, AS RESTATED	$ (1,532,368)	$ (810,125)

NET LOSS PER COMMON SHARE, BASIC &	(0.09)	(0.05)
DILUTED

WEIGHTED AVERAGE NUMBER OF COMMON	16,994,258	15,764,160
SHARES OUTSTANDING

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004, AS RESTATED AND 2003
(UNAUDITED)

Three Months Ended March 31,	2004	2003

SALES	$ 315,441	$ 644

COST OF SALES	128,669	780

GROSS MARGIN	186,772	(136)

GENERAL AND ADMINISTRATIVE, SALES	327,070	485,473
AND MARKETING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	28,817	51,645
DEPRECIATION	8,518	6,159

LOSS FROM OPERATIONS	(177,633)	(543,413)

OTHER INCOME AND EXPENSES
Interest Income /(expense)	(861,000)	-
Write down of licensing rights	(229,999)	-

LOSS BEFORE INCOME TAXES,AS RESTATED	(1,268,632)	(543,413)

INCOME TAX	-	-

NET LOSS, AS RESTATED	$ (1,268,632)	$ (543,413)

NET LOSS PER COMMON SHARE, BASIC &	(0.07)	(0.04)
DILUTED

WEIGHTED AVERAGE NUMBER OF COMMON	17,020,082	16,032,032
SHARES OUTSTANDING

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY AS RESTATED
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficiency)

Balance as of	15,327,341	1,533	2,897,277	(2,811,383)	87,427
September 30,
2002

Issuances of	1,592,741	159	846,168		846,327
Common
Stock

Issuance of Stock			280,594		280,594
Options for consulting services

Net loss for the				(1,414,597)	(1,414,597)
Year ending
September 30,
2003

Balance as of	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)
September 30,
2003

Issuance of
Common Stock	100,000	11	29,990		30,001

Issuance of
Convertible Debt			861,000		861,000

Net loss, as restated, for the
Six month period
Ending March
31, 2004				(1,532,368)	(1,532,368)

Balance as of
March 31, 2004	17,020,082	1,703	4,915,029	(5,758,348)	(841,616)

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
PERIOD ENDED MARCH 31, 2004, AS RESTATED AND 2003(UNAUDITED)

Six months ended March 31,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss, as restated	(1,532,368)	(810,125)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	19,562	12,132
Write down of licensing rights	229,999	-
Shares issued for services rendered	30,000	280,594
Options issued for services rendered	-	246,472
Interest expense on convertible debt	861,000	-
Changes in assets and liabilities:
(Increase) decrease in inventory	57,306	(45,277)
(Increase) decrease in accounts receivable	14,925	(955)
Increase in prepaid expenses	(3,528)	(242,017)
Increase in deferred financing costs	(86,100)	-
Increase (decrease) in accounts payable and accrued	248,135	(832)
liabilities
NET CASH USED IN OPERATING ACTIVITIES	(161,069)	(560,008)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	(20,000)
Purchase of property, plant & equipment	(38,147)	(17,992)
NET CASH USED IN INVESTING ACTIVITIES	(38,147)	(37,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank indebtedness	-	(3,373)
Repayment of officer advance	-	(83)
Issuance of notes payable	644,714	56,164
Proceeds from issuance of common stock	-	545,292
NET CASH PROVIDED BY FINANCING ACTIVITIES	644,714	598,000

NET INCREASE (DECREASE) IN CASH	445,498	-

CASH, beginning of period	24,520	-

CASH, end of period	470,018	-

See condensed notes to the consolidated financial statements

ALPHARX, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AS RESTATED
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

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Accordingly, interest expense of $861,000 has been recognized and additional paid in capital has been increased by the same amount.

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

NOTE 7. RESTATEMENT

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature including the value of the warrants, which was applicable in this instance. The warrants were valued using the Black-Scholes Pricing Method. The debt discount on the beneficial conversion has been limited to the proceeds received and has been amortized over the term of the convertible debt.

Net loss for the six month period ended March 31, 2004 as previously reported was $671,368 and for the three month period ended March 31, 2004 was $407,632. The additional expense related to the issuance of senior convertible debt and detachable warrants totalled $861,000. Net loss as restated for the six month period ended March 31, 2004 is now $1,532,368 and for the three month period ended March 31, 2004 is now $1,268,632. There is no change in Shareholders' deficiency nor is there any affect on cash position as a result of this restatement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the Notes thereto, appearing in this Form 10-QSB-A. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January, 2003. Given our recent retail launching of Flexogan™, and our new focus on drug delivery products and plans to evolve into a sales and marketing organization, we have determined that VT1 no longer meets our strategic objective and the VT1 program has been terminated. Resultingly, the VT-1 commercialization rights have been written down to a nominal value.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AS RESTATED, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

The Company incurred a net loss, as restated, of $1,532,368 for the six month period ended March 31, 2004 as compared to a loss of $810,125 incurred for the same period a year ago, an increase of $722,243 or approximately 89%. Included in the net loss, as restated, was a one time write down of VT-1 licensing rights in the amount of $229,999. Also included in the net loss, as restated, was interest expense in the amount of $861,000 related to the issuance of convertible debt.

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

Interest Expense

We issued $861,000 in convertible debt, convertible into common stock and warrants to purchase common stock, during the three month period ending March 31, 2004. At the time of issuance the trading price of our stock exceeded the conversion price. This in turn required interest expense to be reflected in the amount of $861,000 with no comparable expense in the same period a year ago.

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

We expect to continue to spend capital on:

  research and development programs;

  preclinical studies and clinical trials;

  regulatory processes; and

  establishment of our own pilot scale manufacturing and marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us.

The amount of capital we may need will depend on many factors, including:

  the progress, timing and scope of our research and development programs;

  the progress, timing and scope of our preclinical studies and clinical trials;

  the time and cost necessary to obtain regulatory approvals;

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Despite the restatement of financial information reported in this amended quarterly report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

DATED: May 18, 2005

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer