Form 10QSB/A
period 2004-06-30
ALPHARX INC
filed 2005-05-18
CIK 1114936

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

ALPHARX, INC.

FORM 10-QSB-A

JUNE 30, 2004

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2004, as restated, and September 30, 2003 1

Interim Consolidated Statements of Operations for the nine months ended June
30, 2004, as restated, and June 30, 2003	3

Interim Consolidated Statements of Operations for the three months ended
June 30, 2004, as restated, and June 30, 2003	4

Interim Consolidated Statements of Shareholders' Deficiency for the nine months
ended June 30, 2004, as restated, and the year ended September 30, 2003	5

Interim Consolidated Statements of Cash Flow for the nine months ended June 30, 2004
,as restated, and June 30, 2003	6

Condensed Notes to Interim Consolidated Financial Statements, as restated	7

Management's Discussion and Analysis of Financial Condition and Plan	10
of Operation as restated

Other Information as restated	15

ALPHARX, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004, AS RESTATED, AND SEPTEMBER 30, 2003
(UNAUDITED)
ASSETS

	June 30,	September 30,
	2004	2003
CURRENT ASSETS
	$	$
Cash	12,707	24,520
Accounts Receivable	17,283	27,662
Deferred financing costs	184,999	-
Prepaid Expenses	123,653	3,690
Inventory	121,392	141,905

TOTAL CURRENT ASSETS	460,034	197,777

PROPERTY, PLANT & EQUIPMENT, at cost

Less accumulated deprecation of $110,476	222,962
Less accumulated depreciation of $79,097		126,535

OTHER ASSETS

Licensing Rights	1	230,000

TOTAL ASSETS	682,997	554,312

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004,AS RESTATED, AND SEPTEMBER 30, 2003
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	June 30,	September 30,
	2004	2003
CURRENT LIABILITIES
	$	$
Accounts Payable and Accrued Liabilities	527,964	254,724
Notes Payable	1,475,810	474,837
Litigation Liabilities	25,000	25,000

TOTAL CURRENT LIABILITIES	2,028,774	754,561

SHAREHOLDERS' DEFICIENCY

Common Stock, $ 0.0001 par value,	1,703	1,692
Authorized 100,000,000 shares, issued and
outstanding 17,020,082 shares (September
30, 2003 - 16,920,082)
Additional paid-in capital	5,215,029	4,024,039
Deficit	(6,562,509)	(4,225,980)

TOTAL SHAREHOLDERS' DEFICIENCY	(1,345,777)	(200,249)

TOTAL LIABILITIES AND SHAREHOLDERS'	682,997	554,312
DEFICIENCY

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2004, AS RESTATED, and 2003
(UNAUDITED)

Nine Months Ended June 30,	2004	2003

SALES	$ 371,694	$ 3,739

COST OF SALES	148,046	2,830

GROSS MARGIN	223,648	909

GENERAL AND ADMINISTRATIVE, SALES AND	975,381	804,524
MARKETING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	162,568	183,569
DEPRECIATION	31,301	20,990

LOSS FROM OPERATIONS	(945,602)	(1,008,174)

OTHER INCOME AND EXPENSES
Interest Income/(expense),net	(1,160,928)	2
Other Income	-	10,000
Write down of Licensing Rights	(229,999)	-

LOSS BEFORE INCOME TAXES, AS RESTATED	(2,336,529)	(998,172)

INCOME TAX	-	-

NET LOSS, AS RESTATED	$ (2,336,529)	$ (998,172)

NET LOSS PER COMMON SHARE, BASIC &	(0.14)	(0.06)
DILUTED

WEIGHTED AVERAGE NUMBER OF COMMON	17,002,866	16,102,014
SHARES OUTSTANDING

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATEDSTATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004, AS RESTATED, AND 2003
(UNAUDITED)

Three Months Ended June 30,	2004	2003

SALES	$ 9,084	$ 1,241

COST OF SALES	1,861	587

GROSS MARGIN	7,223	654

GENERAL AND ADMINISTRATIVE, SALES AND	377,394	161,562
MARKETING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	122,323	28,281
DEPRECIATION	11,739	8,858

LOSS FROM OPERATIONS	(504,233)	(198,047)

OTHER INCOME AND EXPENSES
Interest Income/(expense), net	(299,928)	-
Other Income	-	10,000
Write down of licensing rights	-	-

LOSS BEFORE INCOME TAXES,AS RESTATED	(804,161)	(188,047)

INCOME TAX	-	-

NET LOSS, AS RESTATED	$ (804,161)	$ (188,047)

NET LOSS PER COMMON SHARE, BASIC &	(0.05)	(0.01)
DILUTED

WEIGHTED AVERAGE NUMBER OF COMMON	17,020,082	16,632,770
SHARES OUTSTANDING

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
DEFICIENCY, AS RESTATED
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficiency)

Balance as of	15,327,341	$1,533	$2,897,277	$(2,811,383)	$87,427
September 30,
2002

Issuances of	1,592,741	159	846,168		846,327
Common
Stock

Issuance of Stock			280,594		280,594
Options for consulting services

Net loss for the				(1,414,597)	(1,414,597)
Year ending
September 30,
2003

Balance as of	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)
September 30,
2003

Issuance of
Common Stock	100,000	11	29,990		30,001

Issuance of
Convertible Debt			1,161,000		1,161,000

Net loss,as restated, for the
nine month period
ending June
30, 2004				(2,336,529)	(2,336,529)

Balance as of
June 30, 2004	17,020,082	$1,703	$5,215,029	$(6,562,509)	$(1,345,777)

See condensed notes to the consolidated financial statements

ALPHARX, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2004, AS RESTATED, AND 2003
(UNAUDITED)

Nine months ended June 30,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss, as restated	$(2,326,529)	$(998,172)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	31,301	20,990
Write down of licensing rights	229,999	-
Shares issued for services rendered	30,001	273,436
Options issued for services rendered		280,594
Interest expense on convertible debt	1,161,000	-
Changes in assets and liabilities:
(Increase) decrease in inventory	20,513	(67,948)
(Increase) decrease in accounts receivable	10,379	(1,702)
Increase in prepaid expenses	(119,963)	(12,017)
Increase in deferred financing costs	(184,999)	-
Increase (decrease) in accounts payable and accrued	273,240	25,933
liabilities
NET CASH USED IN OPERATING ACTIVITIES	(885,058)	(478,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	(250,000)
Purchase of property, plant & equipment	(127,728)	(17,992)
NET CASH USED IN INVESTING ACTIVITIES	(127,728)	(267,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of notes payable	1,000,973	216,682
Proceeds from issuance of common stock	-	572,891
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,973	789,573

NET INCREASE (DECREASE) IN CASH	(11,813)	42,695

CASH (bank indebtedness), beginning of period	24,520	(9,202)

CASH, end of period	12,707	33,493

See condensed notes to the consolidated financial statements

ALPHARX, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004, AS RESTATED
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

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Accordingly interest expense of $1,161,000 has been recognized and additional paid in capital has been increased by the same amount via a restatement of previously reported results. See also Note 7.

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

Previously reported results did not include recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Net loss for the nine month period ended June 30, 2004 as previously reported was $1,175,529 and for the three month period ended June 30, 2004 was $504,161. Net loss as restated for the nine month period ended June 30, 2004 is now $2,336,529 and for the three month period ended June 30, 2004 is now $804,161. There is no change in Shareholders' deficiency nor is there any affect on cash position as a result of this restatement.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004, AS RESTATED, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

The Company incurred a net loss of $2,336,529for the nine month period ended June 30, 2004 as compared to a loss of $998,172 incurred for the same period a year ago, an increase of $1,338,357 or approximately 134%. Included in the net loss for the nine months ended June 30, 2004 was a one time write down of VT-1 licensing rights in the amount of $229,999. Having unsuccessfully attempted to resell these commercialization rights, they have been written down to a nominal value due primarily to prohibitive development costs, and the fact that there is no market for these rights. Also included in the net loss, as restated, was interest expense in the amount of $1,161,000 related to the issuance of convertible debt.

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

Interest Expense, net

We issued $861,000 in senior convertible notes during the three month period ended March 31, 2004 and we issued $300,000 in senior convertible notes during the three months ended June 30, 2004. At the time of issuance the trading price of our stock exceeded the conversion price. This in turn, required interest expense to be reflected in the amount of $1,161,000 with no comparable expense in the same period a year ago.

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