Form 10KSB/A
period 2004-09-30
ALPHARX INC
filed 2005-05-18
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the fiscal year ended: September 30, 2004
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the transition period from____________ to ____________

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

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $ 6,485,239 based on the average closing bid and ask price for the common stock on May 17, 2005.

As of May 17, 2005 there were 57,508,112 shares outstanding of the issuer's common stock.

AlphaRx, Inc.

FORM 10-KSB/A

For the Year Ended September 30, 2004

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-KSB/A, the "Company," "AlphaRx," "we," "us," and "our," refer to AlphaRx, Inc. and AlphaRx Canada Limited, its wholly-owned subsidiary.

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

PRODUCT PIPLELINE

The following is a list of some of our products in the product pipeline:

Brand Name	Application	Delivery	Stage
Route
Pharmaceuticals
2.5% Indoflex	Osteoarthritis	Topical	Phase I/II
Planned
Rifampicin	Tuberculosis	Oral	Formulation
Gentamicin	Sepsis	Oral	Formulation
Consumer Health (over-the-counter)
Flexogan™	Analgesic	Topical	Market
NuProm™	Acne Control	Topical	Formulation
V-Relief	Anti-fungal	Topical	Formulation

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2004, we had an accumulated deficit, as restated, of approximately $ 7,159,820. Our gross revenues for the years ended September 30, 2004 and September 30, 2003 were $ 383,834 and $52,925 respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2004 consisted primarily of revenue from sales of Flexogan in Canada. In order to achieve profitability our marketing activities will have to increase as well as our sales and there is no assurance that sales can increase to such a level. We might never be profitable.

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

  continued scientific progress in our research programs;
  progress with preclinical studies and clinical trials;
  the magnitude and scope of our research and development programs;
  our ability to establish corporate partnerships and licensing arrangements;
  our ability to sell and market our products;
  the time and costs involved in obtaining regulatory approvals;
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
  the potential need to develop, acquire or license new technologies and products;
  the continued ability to source demand loans from our private lenders; and
  other factors beyond our control.

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

Equity Compensation Plan Information

Number of Securities	Weighted-Average	Number of securities remaining
to be issued upon	Exercise Price of	available for future issuance
exercise of outstanding	outstanding	under equity compensation plans
options, warrants, and	options, warrants,	(excluding securities reflected in
rights	and rights	the first two columns)

Equity	14,940,000	$0.174	10,780,000
Compensation
Plans
Approved by
Security
Holders

Equity	None	None	None
Compensation
Plans Not
Approved by
Security
Holders

Total	14,940,000	$0.174	10,780,000

Under the new 2004 Stock Option Plan recently approved by our stockholders, 24,000,000 shares of common stock were made available as management options. Under the new 2004 Option Plan we issued the following options on November 15, 2004: options to purchase up to 12,720,000 shares of common stock with an exercise price of $0.15 per share; options to purchase up to 250,000 shares of common stock with an exercise price of $0.40 per share; options to purchase up to 110,000 shares of common stock with an exercise price of $0.45 per share; and options to purchase up to 140,000 shares of common stock with an exercise price of $0.50 per share. A total of 13,220,000 options were issued, all of which expire on November 15, 2014. These options were issued to management, directors and consultants and vest 100% on November 15, 2005 as to 12,720,000 options and November 15, 2004 as to the remaining 500,000 options which were allocated to our consultants. On January 10, 2005 we issued 7,000,000 options under this plan with an exercise price of $0.16 per share. These options were issued to management and vest 100% on January 10, 2006.

On February 8, 2005 we issued options to purchase up to 390,000 shares of common stock to employees of the Company. These options have and exercise price of $0.15, vest 100% on February 8, 2006, and expire on February 8, 2015. There remain up to 3,390,000 options to be issued under the 2004 Option Plan.

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

We signed a licensing agreement with Industria Farmaceutica Andromaco, S.A de C.V. ("Andromaco") in August 2003 for the commercialization of our lead pharmaceutical products "Indoflex" in Mexico. The Company will receive royalties from product sales. Mexican health authorities have given approval to Andromaco to start sales of Indaflex in Mexico.

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

RESULTS OF OPERATIONS

Year ended September 30, 2004, as restated, compared to year ended September 30, 2003

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

Net Loss, as restated

Net loss, as restated, for the year ended September 30, 2004 increased to $2,933,840 from $1,414,597 for the comparable period ended September 30, 2003, an increase of $1,519,243 or 107%. This increase in net loss, as restated, is attributable to an increase in Flexogan marketing activities when compared to prior year. Also included in the net loss, as restated, was interest expense in the amount of $1,161,000 related to the issuance of convertible debt with no comparable expense for the same period a year ago.

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

Other Income and Expenses

Other income and expenses totaled $1,383,870 net expense for the year ended September 30, 2004 as compared to $ 9,867 net expense for the same period a year ago, an increase of $1,374,003. During fiscal 2004 we wrote off previously acquired VT-1 commercialization rights in the amount of $229,999. Commercialization of VT-1 was prohibitive from a cost perspective, and attempts to resell these rights have not been successful. There was no comparable expense in the previous year.

Also included in other income and expenses was interest expense of $1,161,000 related to the issuance of convertible debt, which was convertible into common stock and warrants to purchase common stock. At the time of issuance the quoted value of our stock exceeded the conversion price of $0.10, requiring this interest expense to be reflected in accordance with EITF 98-5 and EITF 00-27. There was no comparable expense in the previous year.

Net Loss, as restated

The above mentioned income and expenses resulted in a net loss, as restated, of $2,933,840 for the year ended September 30, 2004 as compared to a net loss of $1,414,597 incurred in the same period a year ago.

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

ITEM 7. FINANCIAL STATEMENTS, AS RESTATED

The financial statements, as restated, required by Item 7 are set forth on pages F-1 through F-16.

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

Changes in Internal Controls

Despite the restatement of financial information reported in this amended annual report, as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

				LONG TERM
				COMPENSATION
				SECURITIES
NAME AND				UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION (#)
Michael M. Lee	2004	29,531	0	--
President & C.E.O.	2003	83,652	0	150,000
	2002	230,000	0	--
Joseph Schwarz	2004	22,731	0	--
Chief Scientist	2003	56,992	0	80,000
	2002	150,000	0	--
Michael Weisspapir	2004	59,100	0	--
Chief Medical Scientist	2003	46,992	0	80,000
	2002	114,000	0	--
Marcel Urbanc	2004	36,218	0	--
Chief Financial Officer	2003	13,000	0	80,000
	2002	0	0	--

0.	The above officers accepted 672,000 restricted shares in lieu of their salary for fiscal year 2000, 2001 and the 3 months ended December 31, 2001.
0.	The above officers accepted 780,000 restricted shares in lieu of their salary between 1/1/2002 and 9/30/2002.
0.	The above officers accepted 392,500 restricted shares in lieu of their salary between 10/1/2002 and 3/31/2003.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB-A, which is incorporated herein by reference. (b) On September 9, 2004 we filed a Current Report on Form 8-K regarding completion of a private placement of common stock and warrants to purchase common stock.

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
Michael M. Lee, President

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

SEPTEMBER 30, 2004, AS RESTATED, AND SEPTEMBER 30, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AlphaRx, Inc.

We have audited the accompanying restated consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2004 and 2003 and the related restated consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the restated consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidation values.

The previous Report of Independent Registered Public Accounting Firm has been withdrawn. The restated consolidated financial statements have been adjusted as discussed in note 18.

Toronto, Ontario, Canada
November 12, 2004 (except for note 18,	/s/Schwartz Levitsky Feldman llp
which is as of May 13, 2005)	Chartered Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2004, AS RESTATED (NOTE 18) AND 2003

September 30,	2004	2003
CURRENT ASSETS

Cash and Cash Equivalents	$2,856,042	$24,520
Accounts Receivable, net (note 3)	49,930	27,662
Prepaid Expenses	67,640	3,690
Inventory (note 4)	180,272	141,905

TOTAL CURRENT ASSETS	3,153,884	197,777

PROPERTY, PLANT & EQUIPMENT, net (note 5)	241,533	126,535
OTHER ASSETS
Licensing Right (note 6)	1	230,000

TOTAL ASSETS	3,395,418	554,312

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 7)	279,071	254,724
Notes Payable (note 8 and 17)	665,900	474,837
Litigation Liabilities (note 9)	25,000	25,000
TOTAL CURRENT LIABILITIES	969,971	754,561

CONTINGENCIES & COMMITMENTS (note 9 and 10)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 52,304,642 shares (2003 - 100,000,000
authorized; 16,920,082 issued and outstanding) (note 11)	5,232	1,692
Additional paid-in capital	9,580,035	4,024,039
Deficit	(7,159,820)	(4,225,980)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	2,425,447	(200,249)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$3,395,418	$554,312

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

Year ended September 30,	2004	2003

SALES	$383,824	$52,925

COST OF SALES	153,323	19,510

GROSS MARGIN	230,501	33,415

SELLING AND ADMINISTRATIVE EXPENSES	1,383,557	1,225,140
RESEARCH AND DEVELOPMENT EXPENSES	360,467	186,241
DEPRECIATION	36,447	26,764
LOSS FROM OPERATIONS	(1,549,970)	(1,404,730)

OTHER INCOME AND EXPENSES

Other Income	-	10,130
Interest income/(expense), net	(1,153,871)	3
Write down of Licensing Rights (note 6)	(229,999)	-
Loss on Investment	-	(20,000)
	(1,383,870)	(9,867)

LOSS BEFORE INCOME TAXES, AS RESTATED	(2,933,840)	(1,414,597)

INCOME TAX (note 12)	--	--

NET LOSS, AS RESTATED	$(2,933,840)	$(1,414,597)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.13)	(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	22,741,117	15,858,421

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at September 30, 2002	15,327,341	$1,533	$2,897,277	$(2,811,383)	$87,427

Issuances of Common Stock	1,592,741	159	846,168		846,327

Issuance of Stock
Options for consulting services			280,594		280,594

Net loss for the Year ending
September 30, 2003				(1,414,597)	(1,414,597)

Balance at September 30, 2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of Common Stock
for consulting, legal services	100,000	11	29,990		30,001

Conversion of Promissory Notes	3,752,340	375	1,535,859		1,536,234

Commission on Promissory Notes
and Common Stock Issued	4,308,186	431	580,120		580,551

Issuances of Common Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss, as restated, for the year ending
September 30, 2004				(2,933,840)	(2,933,840)

Balance, as of September 30, 2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

September 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss, as restated	$(2,933,840)	$(1,414,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,447	26,764
Write down of licensing rights	229,999
Shares Issued For Services Rendered	610,552	273,436
Options Issued For Services Rendered	-	280,594
Interest expense on convertible debt	1,161,000	-
Changes in assets and liabilities:
Increase in Inventory	(38,367)	(89,764)
Increase in Accounts Receivable	(22,268)	(27,662)
(Increase) Decrease in Prepaid Expenses	(63,950)	25,695
Increase in Accounts Payable and Accrued Liabilities	24,347	230,044

NET CASH USED IN OPERATING ACTIVITIES	(996,080)	(695,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Licensing Rights	-	(230,000)
Purchase of Machinery & Equipment	(151,445)	(36,197)

NET CASH USED IN INVESTING ACTIVITIES	(151,445)	(266,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	-	(9,202)
Issuance of Notes Payable, net (note 8 and 17)	191,063	422,518
Proceeds from Issuance of Common Stock (net)	3,787,984	572,891

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,979,047	986,207

NET INCREASE IN CASH	2,831,522	24,520

CASH, beginning of year	24,520	0

CASH, and Cash Equivalents, end of year	$2,856,042	$24,520
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.
Income Tax Paid	$0	$0
Interest Paid	$154,674	$25,186

ALPHARX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004, AS RESTATED, AND 2003

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

NOTE 4. INVENTORY

Inventory comprised the following:

Inventory comprised the following:
	2004	2003

Raw materials	$59,844	$26,757
Finished goods	120,428	115,148

	$180,272	$141,905

NOTE 5. PROPERTY, PLANT & EQUIPMENT

	2004	2003

Leasehold Improvements	$19,948	$1,837
Furniture & Fixtures	25,089	11,656
Machinery & Equipment	293,475	170,072
Automobile	--	22,067

COST	338,512	205,632

Less: Accumulated depreciation/amortization
Leasehold Improvements	3,573	460
Furniture & Fixtures	8,679	5,709
Machinery & Equipment	84,727	59,496
Automobile	--	13,432

	96,979	79,097
NET	$ 241,533	$ 126,535

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

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The senior convertible notes were issued at a conversion price less than the quoted market price on the date of issue. Accordingly interest expense of $1,161,000 has been recognized and additional paid in capital has been increased by the same amount via a restatement of previously reported amounts. See also Note 18 - Restatement.

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

NOTE 17. SUBSEQUENT EVENTS

On October 8, 2004 holders of $260,208 in convertible promissory notes converted the notes into 2,602,083 shares of common stock plus warrants to purchase 5,204,160 shares of common stock at an exercise price of $0.30 per share. The warrants expire on September 1, 2007.

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

NOTE 18. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature including the value of the warrants, which was applicable in this instance. The warrants were valued using Black -Scholes Pricing Method. The debt discount on the beneficial conversion has been limited to the proceeds received and has been amortized over the term of the convertible debt.

Previously reported results did not included recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Restatement of previous periods is as follows:

For the Period Ending:	March 31, 2004	June 30, 2004	September 30, 2004

Net Loss as previously reported:	$(671,368)	$(1,175,529)	$(1,772,840)

Interest expense per EITF 98-5 and EITF 00-27:	(861,000)	(1,161,000)	(1,161,000)

Net Loss, as restated:	$(1,532,368)	$(2,336,529)	$(2,933,840)