Form 10QSB/A
period 2004-12-31
ALPHARX INC
filed 2005-05-18
CIK 1114936

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

ALPHARX, INC.

FORM 10-QSB-A

DECEMBER 31, 2004

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets, as restated, as of December
31, 2004 and September 30, 2004	3

Unaudited Interim Consolidated Statements of Operations for the three months
ended December 31, 2004 and December 31, 2003	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Equity
(Deficiency) as restated	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months
ended December 31, 2004 and December 31, 2003	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements,
as restated	7

Management's Discussion and Analysis of Financial Condition and Plan	12
of Operation

Other Information	16

ALPHARx, INC.

INTERIM CONSOLIDATED BALANCE SHEETS AS RESTATED
AS AT DECEMBER 31, 2004 AND SEPTEMBER 30,2004
(UNAUDITED)

	December 31,	September 30,
	2004	2004
CURRENT ASSETS

Cash and Cash Equivalents	$2,270,008	$2,856,042
Accounts Receivable, net	50,783	49,930
Prepaid Expenses	50,797	67,640
Inventory	239,845	180,272

TOTAL CURRENT ASSETS	2,611,433	3,153,884

PROPERTY, PLANT & EQUIPMENT, net	256,431	241,533
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	2,867,865	3,395,418

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	350,344	279,071
Notes Payable (Note 4)	-	665,900
Litigation Liabilities (Note 5 )	25,000	25,000
TOTAL CURRENT LIABILITIES	375,344	969,971

SHAREHOLDERS' EQUITY
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 57,508,112 shares (September 30, 2004 -	5,752	5,232
52,304,642)
Additional paid-in capital	10,091,023	9,580,035
Deficit	(7,604,254)	(7,159,820)

TOTAL SHAREHOLDERS' EQUITY	2,492,521	2,425,447

TOTAL LIABILITIES AND SHAREHOLDERS'	$2,867,865	$3,395,418
EQUITY

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

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AS RESTATED
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
September 30,
2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory
Notes	3,752,340	375	1,535,859		1,536,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common
Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss, as restated,
for the Year ending
September 30,
2004				(2,933,840)	(2,933,840)

Balance as of
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory
Notes	5,203,470	520	510,988		511,508

Net loss for
the period				(444,434)	(444,434)

Balance as of
December 31,
2004	57,508,112	$5,752	$10,091,023	$(7,604,254)	$2,492,521

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

See condensed notes to consolidated financial statements

ALPHARX INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, AS RESTATED
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

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

NOTE 10. RESTATEMENT OF 2004 FINANCIAL RESULTS

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

Previously reported results did not included recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Restatement of previous periods is as follows:

For the Period Ending:	March 31, 2004	June 30, 2004	September 30, 2004

Net Loss as previously reported:	$(671,368)	$(1,175,529)	$(1,772,840)

Interest expense per EITF 98-5	(861,000)	(1,161,000)	(1,161,000)

and EITF 00-27:

Net Loss, as restated:	$(1,532,368)	$(2,336,529)	$(2,933,840)

There is no affect on operating results for the three months ended December 31, 2004. Additional paid in capital has been restated to take into account the above mentioned adjustments during 2004. Similarly the deficit has been restated as follows:

Deficit, as previously reported:	$(4,897,348)	$(5,401,509)	$(5,998,820)

Deficit, as restated	$(5,758,348)	$(6,562,509)	$(7,159,820)

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