Form 10QSB
period 2005-03-31
ALPHARX INC
filed 2005-05-19
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: March 31, 2005

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

ALPHARX, INC.

FORM 10-QSB

MARCH 31, 2005

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of March 31, 2005
and September 30, 2004	3

Unaudited Interim Consolidated Statements of Operations for the six months
ended March 31, 2005 and March 31, 2004	4

Unaudited Interim Consolidated Statements of Operations for the three months
ended March 31, 2005 and March 31, 2004	5

Unaudited Interim Consolidated Statements of Changes in Shareholders' Equity
(Deficiency)	6

Unaudited Interim Consolidated Statements of Cash Flow for the six months
ended March 31, 2005 and March 31, 2004	8

Condensed Notes to Unaudited Interim Consolidated Financial Statements	9

Management's Discussion and Analysis of Financial Condition and Plan	14
of Operation

Other Information	18

ALPHARx, INC.

INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2005 AND SEPTEMBER 30,2004
(UNAUDITED)

	March 31,	September 30,
	2005	2004
CURRENT ASSETS

Cash and Cash Equivalents	$1,569,236	$2,856,042
Accounts Receivable, net	54,912	49,930
Prepaid Expenses	76,340	67,640
Inventory	213,572	180,272

TOTAL CURRENT ASSETS	1,914,060	3,153,884

PROPERTY, PLANT & EQUIPMENT, net	247,167	241,533
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	2,161,228	3,395,418

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	400,378	279,071
Notes Payable (Note 4)	-	665,900
Litigation Liability (Note 5 )	25,000	25,000
TOTAL CURRENT LIABILITIES	425,378	969,971

CONTINGENCIES AND COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 57,508,112 shares (September 30, 2004 -	5,752	5,232
52,304,642)
Additional paid-in capital	10,145,696	9,580,035
Deficit	(8,415,598)	(7,159,820)

TOTAL SHAREHOLDERS' EQUITY	1,735,850	2,425,447

TOTAL LIABILITIES AND SHAREHOLDERS'	$2,161,228	$3,395,418
EQUITY

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Six months ended March 31,	2005	2004

SALES	$25,146	$362,610

COST OF SALES	11,079	146,185

GROSS MARGIN	14,067	216,425

SELLING AND ADMINISTRATIVE EXPENSES	781,526	597,987
RESEARCH AND DEVELOPMENT EXPENSES	481,388	40,245
DEPRECIATION	25,018	19,562
LOSS FROM OPERATIONS	(1,273,865)	(441,369)

OTHER INCOME AND EXPENSES

Interest Income/(expense)	18,087	(861,000)
Write down of licensing rights	-	(229,999)

LOSS BEFORE INCOME TAXES	(1,255,778)	(1,532,368)

INCOME TAX	-	-

NET LOSS	$(1,255,778)	$(1,532,368)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.02)	(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	56,993,521	16,994,258

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Three months ended March 31,	2005	2004

SALES	$16,200	$315,441

COST OF SALES	6,651	128,669

GROSS MARGIN	9,549	186,772

SELLING AND ADMINISTRATIVE EXPENSES	488,210	327,070
RESEARCH AND DEVELOPMENT EXPENSES	327,376	28,817
DEPRECIATION	13,568	8,518
LOSS FROM OPERATIONS	(819,605)	(177,633)

OTHER INCOME AND EXPENSES

Interest Income/(expense)	8,261	(861,000)
Write down of licensing rights	-	(229,999)

LOSS BEFORE INCOME TAXES	(811,344)	(1,268,632)

INCOME TAX	-	-

NET LOSS	$ (811,344)	$(1,268,632)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.01)	(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,508,112	17,020,082

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
September 30,
2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory
Notes	3,752,340	375	1,535,859		1,536,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common
Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss for the
Year ending
September 30,
2004				(2,933,840)	(2,933,840)

Balance at
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory
Notes	5,203,470	520	510,988		511,508

Issuance of
Stock Options
for consulting services			54,673		54,673

Net loss for
the period				(1,255,778)	(1,255,778)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
March 31,
2005	57,508,112	$5,752	$10,145,696	$(8,415,598)	$1,735,850

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Six months ended March 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,255,778)	$(1,532,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,018	19,562
Options issued for services rendered	54,673	-
Write down of licensing rights	-	229,999
Shares Issued For Services Rendered	-	30,000
Interest expense on convertible debt	-	861,000
Changes in assets and liabilities:
(Increase) decrease in Inventory	(33,300)	57,306
(Increase) decrease in Accounts Receivable	(4,982)	14,925
Decrease in Prepaid Expenses	(8,700)	(3,528)
Increase in deferred financing costs	-	(86,100)
Increase in Accounts Payable and Accrued Liabilities	121,307	248,135

NET CASH USED IN OPERATING ACTIVITIES	(1,101,762)	(161,069)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(30,652)	(38,147)

NET CASH USED IN INVESTING ACTIVITIES	(30,652)	(38,147)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of Notes Payable	(154,932)	644,714

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(154,392)	644,174

NET (DECREASE) INCREASE IN CASH	(1,286,806)	445,498

CASH, and cash equivalents, beginning of period	2,856,042	24,520

CASH, and cash equivalents, end of period	$1,569,236	$470,018

See condensed notes to consolidated financial statements

ALPHARX INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. Interim consolidated financial statements should be read in conjunction with the Company's annual audited consolidated financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies. The company was formally known as LOGIC TECH INTERNATIONAL, INC., and had its corporate name changed during fiscal year 2000.

Effective July 1, 2003 the Company acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company's products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly owned by the President & CEO of the Company. The interim consolidated financial statements reflect the activities of the Company and of AlphaRx Canada Limited - its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors.

NOTE 3. LICENSING RIGHT

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

The remainder of the promissory notes totalling $154,932, which included accrued interest, were repaid to officers and directors of the Company. As a result of the repayments and conversions, the Company has no outstanding debt other than trade and accrued accounts payable as of March 31, 2005.

NOTE 5. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2005, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

During the three months ended December 31, 2004, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share.

During the three months ended March 31, 2005 the Company did not issue any common stock.

NOTE 7. STOCK OPTION PLANS

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options exercisable at March 31, 2005	1,150,000	$0.10

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63

Exercised	0	$0.00
Cancelled during fiscal 2003	75,000	$0.63
Outstanding as of September 30, 2004 and March	570,000	$0.63
31, 2005
Options exercisable at March 31, 2005	570,000	$0.63

The Company granted 645,000 options to consultants during fiscal 2003. The fair value of each option granted during 2003 was recorded as consulting expense using the Black-Scholes option pricing model. No further options will be granted under the two plans mentioned above.

No stock options were granted during the year ended September 30, 2004.

The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company can issue up to 24,000,000 options to purchase common stock. As of September 30, 2004 no options under this plan had been formally allocated. During the six months ended March 31, 2005 the Company granted 20,610,000 options under this new plan. Of these options, 500,000 were granted to consultants causing a stock based compensation expense of $54,673 using the Black-Sholes option pricing model. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during six months ended March 31, 2005	20,610,000	$0.16
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding as of March 31, 2005	20,610,000	$0.16
Options exercisable at March 31, 2005	500,000	$0.44

The following options were granted to employees during the six months ended March 31, 2005:

Date	Quantity	Price	Expiry	Fair Value	Risk	Expected	Expected	Expected
					Free	Life in	Volatility	Dividends
					Rate	Years
Nov.15,	12,720,000	$0.15	Nov. 14,	1,394,249	2.32%	10	185%	NIL
2004			2014
Jan. 10,	7,000,000	$0.16	Jan. 9,	1,045,056	2.02%	10	177%	NIL
2005			2015
Feb. 8,	390,000	$0.15	Feb. 7,	53,894	1.93%	10	156%	NIL
2005			2015
	20,110,000			$2,493,199

All of the options issued to employees disclosed above vest over one year. No compensation expense has been recorded for these options.

Pro-forma information regarding net loss and loss per share is required by SFAS 123 (Amended by SFAS 148). The Company's pro-forma information for the six months ended March 31, 2005 is as follows:

	As Reported	Pro-Forma

Stock based compensation:	$54,673	$814,578

Net Loss	$(1,255,778)	$(2,015,683)

Basic and Diluted loss per share	$ (0.02)	$(0.04)

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at March 31, 2005:

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

NOTE 9. COMMITMENTS

Leases

Effective December 1, 2004 the Company entered into an operating lease for research equipment. Minimum annual lease payments total $10,932 commencing December 1, 2004 and ending November 1, 2009.

Effective April 1, 2005 the Company entered into two operating leases for research equipment. Minimum annual lease payments total $27,797 commencing on April 1, 2005 and ending March 1, 2008.

The Company leases its premises, automobile, and computer equipment. The aggregate minimum annual payments due under these leases, including the new ones entered into as described above, is as follows:

Fiscal Year	Amount

2005	$56,795
2006	$72,507
2007	$68,707

2008	$54,463
2009	$18,244

Services

The Company has entered into an agreement with a third party for the provision of financial advisory services in exchange for 800,000 shares of common stock, to be issued and delivered upon completion of the services, in February, 2006. The common stock was valued at $0.15 per share for the purposes of this agreement. The Company accrues $10,000 per month in connection with these services. As at March 31, 2005, $20,000 has been accrued.

NOTE 10. SUBSEQUENT EVENT

Subsequent to March 31, 2005 our wholly-owned subsidiary - AlphaRx International Holdings Limited ("AIH") which was previously inactive, entered into a Manufacturing and Distribution License agreement with Basin Industrial Limited, a Hong Kong based corporation, to manufacture and sell our Flexogan line of products in the areas of Hong Kong, the Peoples' Republic of China, the Republic of Korea and Japan. The Manufacturing and Distribution License agreement will be executed through a 50:50 joint venture - AlphaAP Inc., a company to be established.

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

General

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Our primary activities since inception have included research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.

We launched Flexogan, a series of over-the-counter topical analgesics, in Canada during August, 2003. We have incurred and expect to continue to incur significant marketing expenditures in 2005 in order to promote national sales of Flexogan and gain market share in Canada.

We signed a licensing agreement with Andromaco Inc. in August, 2003 for the commercialization of our lead pharmaceutical products "Indaflex"™ in Mexico. The Company will receive royalties from product sales. Marketing approval from the Mexican health authority was obtained during the first quarter of 2005. In order to market and sell Indaflex products in the US and Canada, we will require successful completion of human and clinical trials as well as FDA approval. These trials commenced during our second fiscal quarter ended March 31, 2005.

Subsequent to March 31, 2005 we established a wholly-owned foreign subsidiary - AlphaRx International Holdings Limited ("AIH")- in order to pursue sales activities in the far east. AIH has entered into a Manufacturing and Distribution License agreement with AlphaAP Inc. We will receive royalties from future product sales. AIH also entered into a joint venture agreement with Basin Industrial Limited (a Hong Kong based corporation) whereby AIH and Basin Industrial Limited will be equal holders of AlphaAP Inc. the company to be established in order to manufacture and sell our existing and certain future products.

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

SIX MONTHS ENDED MARCH 31, 2005, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,255,778 for the six month period ended March 31, 2005 as compared to a loss of $1,532,368 incurred for the same period a year ago, a decrease of $276,590 or 18%.

Loss from operations totaled $1,273,865 for the six month period ended March 31, 2005 as compared to a loss of $441,369 for the same period a year ago, an increase of $832,496 or 189%. The increased loss from operations relates primarily to the initiation of Phase 1 trials for Indaflex during the most recent quarter, with no similar activity during the same period a year ago. Also, a reduction in gross sales to $25,146 for the six month period ended March 31, 2005 from $362,610 generated for the same period a year ago, a decrease of $337,464 or 93%, led to a reduced gross margin and hence an increase in loss from operations.

Sales

Sales for the six months ended March 31, 2005 were $25,146 as compared to sales of $362,610 generated for the same period a year ago, a decrease of $337,464 or 93%. During the first six months of fiscal 2004 we experienced initial stocking orders from two national chains, causing a significant uplift in sales. Although both customers have reordered, the reorders are less than the initial orders.

We are continuing with marketing initiatives via radio advertising and talk shows, magazine and newspaper media and target mailing and distribution of samples.

Gross Margin

Cost of Sales for six months ended March 31, 2005 was $11,079 as compared to $146,185 incurred for the same period a year ago. Resulting Gross Margin decreased to $14,067 or approximately 56% of sales as compared to Gross Margin of $216,425 or approximately 60% of sales for the same period a year ago. Price reductions to customers have translated into lower gross margins.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of sales and marketing expenditures, personnel costs related to general management functions, finance, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. Selling and administrative expenses for the six months ended March 31, 2005 were $781,526 as compared to $597,987 incurred for the same period a year ago, an increase of $183,539 or approximately 31%.

Approximately $403,000 of these expenses incurred for the six months ended March 31, 2005 related to sales and marketing of Flexogan in Canada as compared to approximately $287,000 incurred for the same period a year ago. In addition we incurred approximately $16,000 for marketing in the U.S. and other parts of the world. We will continue to incur sales and marketing expenditures in order to establish brand awareness, and increase sales.

Approximately $363,000 of selling and administrative expenses incurred for the six month period ended March 31, 2005 related to administrative expenses as compared to approximately $311,000 incurred for the same period a year ago, an increase of about $52,000 or approximately 17%. Stock based compensation expense totaled $54,673 for the six months ended March 31, 2005 with no comparable expense during the same period a year ago.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2005 were $481,388 as compared to $40,245 incurred for the same period a year ago, an increase of $441,143 or 1,096%. The increase relates primarily to the initiation of Phase 1 Indaflex clinical trials, and ongoing research and development of other products. We expect to increase research and development expenses over the remainder of 2005 as we complete Phase 1 and initiate Phase 2 testing of Indaflex.

Loss from Operations

Loss from operations were $1,273,865 for the six months ended March 31, 2005 as compared to a loss of $441,369 incurred for the same period a year ago, an increase of $832,496 or 189%. The increase in research and development expenses of $441,143 was primarily the cause of the increased loss from operations. Reductions in gross margins of $202,358, and an increase in selling and administrative expenses of $183,539 account for virtually all of the remainder of the increased loss when compared to the same period a year ago.

Net Loss

For the six months ended March 31, 2005, our net loss was $1,255,778 as compared to a net loss of $1,532,368 incurred during the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2005 the Company had working capital of $1,488,682 compared to working capital of $2,183,913 as at September 30, 2004. The reduction of working capital relates primarily to losses incurred during the six month period ended March 31, 2005.

During the six months ended March 31, 2005 we repaid or converted all remaining term debt such that we have no debt other than normal trade payables and accruals related to ongoing business activities. We anticipate that our working capital will be sufficient to fund ongoing activities beyond our fiscal year ending September 30, 2005.

Since our inception, we have financed operations principally from the sale of our common stock and the issuance of promissory notes. We expect to continue this practice to fund our ongoing activities. The exercise of certain of our warrants will also provide a potential additional source of funding.

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

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease, and for certain research and other equipment leases.

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

Net Loss, as restated

Net loss, as restated, for the year ended September 30, 2004 increased to $2,933,840 from $1,414,597 for the comparable period ended September 30, 2003, an increase of $1,519,243 or 107%. This increase in net loss, as restated, is attributable to an increase in Flexogan marketing activities when compared to prior year and an increase in an interest expense in the amount of $1,161,000 related to the issuance of convertible debt with no comparable expense for the same period a year ago.

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

Also included in other income and expenses was an interest expense of $1,161,000 related to the issuance of convertible debt, which was convertible into common stock and warrants to purchase common stock. At the time of issuance the quoted value of our stock exceeded the conversion price of $0.10, requiring this interest expense to be reflected in accordance with EITF 98-5 and EITF 00-27. There was no comparable expense in the previous year.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

There were no issuances of stock during the three month period ended March 31, 2005.

During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt.

As a result of the above transactions the Company had 57,508,112 shares of Common Stock outstanding as at March 31, 2005. Additionally, there are warrants outstanding to purchase 54,163,762 shares of Common Stock, ranging in price from $0.05 to $1.10 and expiring between the period December 19, 2005 and October 13, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on March 29, 2005 the stockholders of the

Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Michael Lee, Dr. David Milroy, and Dr. Ford Moore. The results of the voting were as follows:

	Votes For	Votes Withheld

Michael Lee	30,543,190	NIL
Dr. David Milroy	30,543,190	NIL
Dr. Ford Moore	30,537,190	6,000

Also, at the Annual Meeting of Stockholders, the stockholders ratified the Board's selection of Schwartz Levitsky Feldman llp as the Company's independent auditors for the fiscal year ending September 30, 2005 with 30,543,190 votes in favor, and NIL against.

There were holders of 30,543,190 shares of common stock (53.11% of all common stock issued and outstanding) represented at the meeting.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b) REPORTS ON FORM 8-K

On December 16, 2004 we issued a press release regarding the manufacture of clinical materials for Indaflex clinical trials, which are expected to commence in early 2005.

On May 13, 2005 we informed the SEC of the necessity to restate certain prior periods based on the beneficial conversion feature related to the issuance of senior convertible debt during the period February to April, 2004

On May 16, 2005 we filed an amended 8K regarding the original 8K filed May 13, 2005.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 19, 2005

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: May 19, 2005

Directors:

/S/ Michael M. Lee
Michael M. Lee, Director

/S/ David Milroy
David Milroy, Director

/S/ Ford Moore
Ford Moore, Director