Form 10KSB/A
period 2004-09-30
ALPHARX INC
filed 2005-07-08
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the fiscal year ended: September 30, 2004
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of
1934 for the transition period from to

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

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __X__ NO _____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year ended September 30, 2004 were $ 383,824.

        The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $ 5,750,811 based on the average closing bid and ask price for the common stock on July 1, 2005.

        As of July 7, 2005 there were 57,508,112 shares outstanding of the issuer's common stock.

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

In August 2003, we out licensed Indaflex, our lead pharmaceutical product, to Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco will have the exclusive and non-transferable manufacturing rights and distribution rights of Indaflex and we will receive 15% royalties of the gross revenue from future product sales. Furthermore, Andromaco will be responsible for funding and completing any clinical and regulatory activities in support of Indaflex marketing registration in Mexico. The Agreement shall be for an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In November, 2004, Andromaco received approval from Mexico Food and Drug Administration to manufacture, market and distribute Indaflex in Mexico. We are also attempting to establish other international licensing and distribution arrangements to generate revenues from our existing and future proprietary pharmaceutical products.

In August 2003, we delivered our first purchase order of Flexogan to Loblaws Group, one of the largest mass market retailers in Canada. This and other orders for our product are initiated via issuance of a purchase order from our customers. We continue to make limited progress on Flexogan sales in Canada.

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

PRODUCT PIPLELINE

The following is a list of some of our products in the product pipeline:

Brand Name	Application	Delivery	Stage
Route
Pharmaceuticals
2.5% Indaflex	Osteoarthritis	Topical	Phase I completed*
Rifampicin SLN	Tuberculosis	Oral	Preclinical underway **
Gentamicin SLN	Sepsis	Oral	Preclinical underway**
Consumer Health (over-the-counter)
Flexogan	Analgesic	Topical	Market*
CoQ10ER	Nutritional Supplement	Oral	Market*
NuProm	Acne Control	Topical	Preclinical underway**
V-Relief	Anti-fungal	Topical	Preclinical underway**

* Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries. CoQ10ER and Flexogan is approved for sale in Canada.

** Preclinical activities include basic in vitro and in vivo research attempting to adopt our Bioadhesive Colloidal Dispersion delivery system to the respective drug while maintaining or improving efficacy and effectiveness of the active ingredients. We anticipate that clinical trials, if they take place at all, will initially be conducted in Canada, at test sites which are pre-approved by both Health Canada and FDA.

Indaflex is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation intended to be used in the treatment of arthritis. Indaflex's active ingredient, Indomethacin, has a long-standing and proven clinical treatment record. With our enhanced proprietary delivery system, its clinical effectiveness is thought to be significantly enhanced. Topical Indaflex delivery is intended to circumvent the significant GI side-effects found with orally ingested NSAID's. We completed a Phase I human trial for Indaflex in Canada and are planning to initiate a Phase II human trial in the third calendar quarter of 2005.

Rifampicin SLN is encapsulating Rifampicin, an antibiotic mainly used to treat tuberculosis, in the Company's colloidal drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicologicalstudies.

Gentamicin SLN is encapsulating Gentamicin, a broad spectrum antibiotic, in the Company's colloidal drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Flexogan is a series of topical pain relief creams available over-the-counter at major drug chain stores across Canada. Flexogan has a unique delivery formulation that significantly increases the speed, volume, and sustained duration of drug penetration through the skin in animal studies.

CoQ10 ER is a novel formulation incorporating the Company's drug delivery process which completely disperses CoQ10 ER into sub-micron oil droplets in the GI tract. The average size of these oil droplets is less than 200 nanometers. These oil droplets can easily penetrate the bilayer of human cells and increase serum Coenzyme Q10 concentration according to one human trail conducted by the Company.

NuProm is formulated with solubilized Benzoyl Peroxide for effective delivery to target sites underneath the skin for maximum therapeutic effect. Undissolved Benzoyl Peroxide powder may not penetrate deep into pores to kill bacteria and instead merely stays on the skin surface causing severe dryness and irritation. NuProm is currently going through in-vitro study for formulation optimization.

V-Relief is the Company's drug candidate for mild fungal infection treatment. This product is currently going through in-vitro study for formulation optimization.

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

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and certain foreign jurisdictions. We currently have one issued United States patent under the title "Toothpaste comprising bioadhesive submicron emulsion for improved delivery of antibacterial and anticaries agents" for the use of certain oral care products which has never been developed. This patent was issued on September 12, 2000 and will expire on June 17, 2019. We also have four United States patent pending applications as follows: "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs, "Colloidal solid lipid vehicle for pharmaceutical application" for the use of Rifampicin SLN and Gentamicin SLN to treat Tuberculosis and other infectious diseases, "Topical composition for acne treatment" and "Stabilization of benzoyl peroxide in solution" for the use of NuProm to treat acne. We have also applied for patents in Mexico, Japan and China uder the title "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs which are still pending.

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

We rely on Canadian Custom Packaging Inc., Patheon Inc. and Industria Farmaceutica Andromaco, S.A. de C.V. located in Mexico ("Andromaco") to manufacture our products.

We have only one written contract with the above mentioned manufacturers - namely Patheon Inc.. Other manufacturing runs commence upon receipt of a purchase order from us.

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

In the United States, pharmaceutical products, including any drugs utilizing the BCD System, are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of our officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

In Canada and the United States, the manufacture and sale of pharmaceutical products is rigorously controlled by the Canadian Health Products and Food Branch ("HPFB") and the United States Food and Drug Administration ("FDA"), respectively. The laws of both countries require appropriate manufacturing facilities and carefully controlled research, manufacturing and testing of products. Pharmaceutical companies must establish control over manufacturing and testing of their products, through the use of good manufacturing practices ("GMP") before being allowed to market their products. The safety and efficacy of a new product must be demonstrated through clinical trials of the drug carried out under procedures acceptable to the HPFB and FDA.

In Canada, new in vivo products must pass through a number of testing stages including pre-clinical testing and clinical trial testing. Pre-clinical testing usually involves evaluating the product's pharmacokinetics, pharmacology and toxicology in animals. Successful results (that is, potentially valuable pharmacological activity combined with an acceptable level of toxicity) can lead to Investigational New Drug ("IND") status. This enables the manufacturer of the new product to begin clinical trials on humans.

In order to achieve IND status in Canada, a clinical trial application ("CTA") must be filed with the HPFB. The submission must contain specified information including the results of the preclinical tests completed at the time of the submission together with any available data on testing in humans. In addition, since the method of manufacture may affect the efficacy and safety of a product, information on manufacturing methods and standards and the stability of the substance and dosage form must be presented to enable the HPFB to evaluate whether the product that may eventually be sold to the public has been shown to be comparable to that determined to be effective and safe in the clinical trials. Production methods and quality control procedures must be in place to ensure that a product meets its specifications for identity and purity and other parameters for assessing product quality. The submission must also provide details on the testing that is to be performed, including who will be performing the testing and where it will be performed.

Once the HPFB clears a CTA, clinical trials can begin. Clinical trials are generally carried out in three phases. Phase I involves studies to evaluate safety in humans. The new product is administered to consenting subjects to determine the safety profile and prevalence of adverse side effects. In many Phase I studies the effects of dosing and scheduling are also studied. Phases II and III involve efficacy studies. Phase II trials seek clues to clinical efficacy, while furthering the safety profile in patients with the condition the product is intended to treat. In Phase III, controlled clinical trials are conducted in which the product is administered to a large number of patients who may receive benefit from the product. In Phase III, the effectiveness of the new product is usually compared to that of a control or accepted methods of treatment or best standard of care, in the anticipation that significant clinical efficacy can be demonstrated. After clearance of the initial CTA application, the manufacturer has certain reporting responsibilities to the HPFB.

If the clinical studies are successful, the manufacturer submits a New Drug Submission ("NDS") (referred to in the United States as a New Drug Application or "NDA" or Biologics Licence Application or "BLA") to the HPFB for marketing approval. The NDS contains all information pertaining to the proposed claims about the product's performance including the results of the pre-clinical and clinical studies. Information about a substance contained in an NDS includes its proper name, its chemical name, details on its method of manufacturing and purification and its biological, pharmacological and toxicological properties. The NDS also gives information about the dosage form of the product including the quantitative listing of all ingredients used in the formulation, its method of manufacture, packaging and labelling, the results of stability tests, its diagnostic or therapeutic claims and side effects as well as details of the clinical studies to support the safety and efficacy of the product. All aspects of the NDS are critically reviewed by the HPFB. Where an NDS is found satisfactory and the manufacturing establishment(s) is found satisfactory a Notice of Compliance is issued permitting the substance to be sold.

The controls of a new product do not cease once it is on the market. For example, a manufacturer of a new product must report any new information received concerning serious side effects, including the failure of the product to produce desired effects. In addition, if it is determined to be in the interest of the public health, a Notice of Compliance for a new product may be suspended and the new product may be removed from the market.

The requirements for in vivo products outlined for Canada are similar to those in all major pharmaceutical markets and while the tests carried out for Canada are likely to be acceptable for all other countries, supplementary testing may be requested by individual regulatory authorities during their assessment of any submissions by the Company.

In the United States, a manufacturer must prepare and file an IND submission with the FDA before testing can begin on humans. An application contains a variety of information about the products, including the results of previous animal and human studies, the basic chemistry of the product and manufacturing information. The submission also provides details on the testing that is to be performed, including who will be performing the testing and where it will be performed. As in Canada, human studies are characterized as Phase I, Phase II or Phase III studies. Phase I studies focus on the safety profile of the product, Phase II seeks clues as to efficacy, and Phase III seeks to statistically confirm in larger trials the efficacy of the product.

After acceptance of the initial IND application, the manufacturer has certain reporting responsibilities to the FDA including the submission of yearly updates on the product's safety. As the testing progresses into Phases II and III, the focus shifts to the efficacy of the product and the clinical studies that will enable the manufacturer to receive FDA approval for the marketing of the product.

The process of completing clinical testing and obtaining regulatory approval for a new product is, in general, likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the HPFB or FDA will review and approve the marketing application in a timely manner. Even after initial approval has been obtained, further studies may be required by an agency to provide additional data or may be voluntarily conducted to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the HPFB and FDA require post-market surveillance programs to monitor a product's side effects. Results of post-marketing programs may limit or expand the further marketing of products. It is not possible to accurately predict the time required for new product approval or the extent of clinical testing and documentation that may be required by regulatory authorities. Any delays in obtaining, or failing to obtain, regulatory approvals would significantly delay the development of markets and the receipt of revenues from the sale of these products.

In addition to the regulatory product approval framework, pharmaceutical companies are subject to regulation under provincial, state and federal law, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and future local, provincial, state, federal and foreign regulation, including possible future regulation of the biotechnology field.

Furthermore, even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances we or our collaborative partners may seek approval to market and sell certain of our products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized EU approval mechanism in place, each EU country may nonetheless impose our own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

We presently have a licensed manufacturer and distributor in Mexico - Industria Farmaceutica Andromaco S.A. de C.V. ("Andromaco"). We rely on Andromaco to complete, maintain and adhere to the required regulatory processes and procedures needed to manufacture and distribute our product in Mexico. Andromaco is a large pharmaceutical manufacturer in Mexico with more than 50 years of experience in manufacture, marketing and distribution of drugs. We will attempt to complete licensing and distribution arrangements in foreign countries and in the United States with larger, experienced organizations to ensure that regulatory processes and country-specific regulations are being observed and maintained.

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

We have obtained Directors and Officers Liability insurance coverage in the amount of CDN $1,000,000 in order to be able to attract additional independent directors. There is no assurance, however, that such coverage would be adequate to protect us in the event of a claim.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

- continued scientific progress in our research programs;
- progress with preclinical studies and clinical trials;
- the magnitude and scope of our research and development programs;
- our ability to establish corporate partnerships and licensing arrangements;
- our ability to sell and market our products;
- the time and costs involved in obtaining regulatory approvals;
- the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
- the potential need to develop, acquire or license new technologies and products;
- the continued ability to source demand loans from our private lenders; and
- other factors beyond our control.

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

We are not aware of infringing on any third party's patents, nor are we aware of any third party infringing on any of our patents or patent applications.

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

ITEM 3. LEGAL PROCEEDINGS

Farhad Walji has filed suit against AlphaRx, Inc. and AlphaRx Canada Limited in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $20,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx's stock and damages resulting from lost opportunity. The Company has denied any liability in this case and is currently defending this action vigorously. Nonetheless, the value of the entire claim has been accrued in our financial statements as a liability.

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

Records of our stock transfer agent indicate that as of September 30, 2004, there were approximately 113 record holders of our common stock. As of July 5, 2005 there were approximately 97 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Equity Compensation Plan Information

	Number of Securities to	Weighted-Average	Number of securities remaining
	be issued upon exercise	Exercise Price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in
the first two columns

Equity Compensation Plans Approved by Security Holders	22,430,000	$0.17	3,290,000

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	22,430,000	$0.17	3,290,000

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

On February 8, 2005 we issued options to purchase up to 390,000 shares of common stock to employees and consultants of the Company. These options have an exercise price of $0.15, vest 100% on February 8, 2006, and expire on February 8, 2015. On May 25, 2005 we issued options to purchase up to 100,000 shares of common stock to a consultant of the Company. These options have an exercise price of $0.13, vest 100% on May 25, 2005 and expire on May 25, 2010. There remain up to 3,290,000 options to be issued under the 2004 Option Plan.

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

Please refer to the table under Product Pipeline, Item 1 for the current status of our product research and development activities. We have one pharmaceutical drug in the clinical trial stage (Phase 1 completed in March, 2005), and two pharmaceutical drugs in the preclinical stage. We also have two over the counter topical drugs in the preclinical stage.

The costs incurred for each of these initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion drug delivery system to the specific drug in order to improve that drug's effectiveness; and (iii) we do not maintain a time control system to differentiate research and development activities.

The nature, timing and estimated costs to complete a project and anticipated completion dates cannot be estimated because: (i) the nature of research is experimental and we could encounter unforeseen situations which could significantly delay project completion or require us to abandon the project; (ii) timing to complete a project depends, to a certain extent, on financial resources and we cannot predict with any degree of certainty that financial resources will be available when needed to complete any specific project and (iii) cost estimates cannot be predicted with any acceptable degree of accuracy due to unforeseen issues arising during the clinical stages or the approval stages of any specific initiative.

If we cannot complete our research and development initiatives on a timely basis consequences to our operations could be significant to the point where the initiative would be delayed or even abandoned. We would also face the risk of competitors developing the same or similar products and being first to market. Finally, our failure to develop products on a timely basis could substantially impair our ability to generate revenues and materially harm our financial position.

We cannot predict the timing of material net cash inflows from significant projects due to a number of factors including (i) availability of financial resources required to market a new product, (ii) our lack of experience in bringing a new product to market successfully and gaining market share; (iii) competitors' products and the nature and timing of their marketing initiatives.

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

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of new and existing products.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of December 9, 2004, the name, age, and position of each of our executive officers and directors: (There has been no change in officers and directors up to July 7, 2005.)

Name	Age	Position	Term

Michael M. Lee	41	Chairman of the Board of Directors
		Chief Executive Officer	Since 8/8/1997

Marcel Urbanc, C.A.	48	Chief Financial Officer

Joseph Schwarz, Ph.D	50	Chief Scientist

Michael Weisspapir, MD, Ph.D	48	Chief Medical Officer

Sandro Persia	34	Secretary/Treasurer

Dr. David Milroy	53	Director	Since 4/15/2003

Dr. Ford Moore	53	Director	Since 4/15/2003

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

Compensation of Directors

Effective as of March 29, 2005, non-management directors receive an annual fee of CDN $3,000 as well as meeting attendance fees of CDN $500 or CDN $250. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

Board of Directors Committees

The board of directors has established an audit committee effective December 1, 2004. The audit committee is comprised of two independant board members - Dr. Ford Moore and Dr. David Milroy. We do not have a financial expert serving on our audit committee as we have not yet been able to source such a qualified person willing to serve on our board and audit committee. A third independent board member with public company experience and financial expertise is being sought to serve on our board and the audit committee. At the outset, our audit committee will review and approve our financial statements prior to board meetings, act on and report to the board of directors with respect to various auditing and accounting matters, including the recommendations of our independent auditors, review the scope of the annual audits, and fees to be paid to the independent auditors. As the Audit Committee becomes more established it will also review and approve any material internal accounting and financial control policies and procedures and ensure compliance with all required governance procedures and policies. Finally, the audit committee will establish procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal controls and auditing.

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

On November 15, 2004 the Company granted 13,220,000 options under the 2004 Plan to 14 individuals including officers, directors and consultants. On January 10, 2005 the Company granted 7,000,000 options under the 2004 Plan to Michael Lee - President. On February 8, 2005 the Company granted 390,000 options under the 2004 Plan to 5 individuals including officers, employees and consultants. On May 25, 2005 the Company granted 100,000 options under the 2004 Plan to a consultant of the Company.

Equity Compensation Plan Information

	Number of Securities to	Weighted-Average	Number of securities remaining
	be issued upon exercise	Exercise Price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants, and rights	warrants, and rights	(excluding securities reflected in
the first two columns

Equity Compensation Plans Approved by Security Holders	22,430,000	$0.17	3,290,000

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	22,430,000	$0.17	3,290,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company's common stock. The total number of shares authorized is 250,000,000 shares of common stock, each of which has a par value of $0.0001. As of July 7, 2005 there were 57,508,112 shares of common stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees : For the year ended September 30, 2004 we incurred approximately $20,650 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $18,378 for the year ended September 30, 2003.

Audit-Related Fees: For the year ended September 30, 2004 we incurred no fees for assurance and related services by the principal accountant. Similarly we incurred no fees for the year ended September 30, 2003.

Tax Fees: For the year ended September 30, 2004 we incurred approximately $2,993 in tax related fees to our principal accountant as compared to approximately $2,100 for the year ended September 30, 2003.

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

DATED: July 8, 2005

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: July 8, 2005

ALPHARx, INC.

Directors:

/s/ Michael M. Lee
Michael M. Lee, Director and

Chairman of the Board

/s/ David Milroy
David Milroy, Director

/s/ Ford Moore
Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	*	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).
31.1	35	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	36	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	37	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	38	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

EXHIBIT 31.1

I, Michael Lee, President and Chief Executive Officer of AlphaRx, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of AlphaRx, Inc.;

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

Date: July 8, 2005

/s/ Michael Lee
Michael Lee, President and Chief Executive Officer

EXHIBIT 31.2

I, Marcel Urbanc, Principal Accounting Officer and Chief Financial Officer of AlphaRx, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of AlphaRx, Inc.;

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

Date: July 8, 2005

/s/ Marcel Urbanc
Marcel Urbanc, Chief Financial Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, Michael Lee, as chief executive officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB/A report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB/A report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Michael Lee
Michael Lee
President and Chief Executive Officer
July 8, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, Marcel Urbanc, as chief financial officer and principal accounting officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB/A report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB/A report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and Principal Accounting Officer
July 8, 2005

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada
November 12, 2004 (except for note 18,
which is as of May 13, 2005 and notes 2,
13 and 17 which are as of June 30, 2005)	Chartered Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2004, AS RESTATED (NOTE 18) AND 2003

September 30,	2004	2003
CURRENT ASSETS

Cash and Cash Equivalents	$2,856,042	$24,520
Accounts Receivable, net (note 3)	49,930	27,662
Prepaid Expenses	67,640	3,690
Inventory (note 4)	180,272	141,905

TOTAL CURRENT ASSETS	3,153,884	197,777

PROPERTY, PLANT & EQUIPMENT, net (note 5)	241,533	126,535
OTHER ASSETS
Licensing Right (note 6)	1	230,000

TOTAL ASSETS	3,395,418	554,312

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 7)	279,071	254,724
Notes Payable (note 8 and 17)	665,900	474,837
Litigation Liabilities (note 9)	25,000	25,000
TOTAL CURRENT LIABILITIES	969,971	754,561

CONTINGENCIES & COMMITMENTS (note 9 and 10)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 52,304,642 shares (2003 - 100,000,000	5,232	1,692
authorized; 16,920,082 issued and outstanding) (note 11)
Additional paid-in capital	9,580,035	4,024,039
Deficit	(7,159,820)	(4,225,980)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	2,425,447	(200,249)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$3,395,418	$554,312

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

Year ended September 30,	2004	2003

SALES	$383,824	$52,925

COST OF SALES	153,323	19,510

GROSS MARGIN	230,501	33,415

SELLING AND ADMINISTRATIVE EXPENSES	1,383,557	1,225,140
RESEARCH AND DEVELOPMENT EXPENSES	360,467	186,241
DEPRECIATION	36,447	26,764
LOSS FROM OPERATIONS	(1,549,970)	(1,404,730)

OTHER INCOME AND EXPENSES

Other Income	-	10,130
Interest income/(expense), net	(1,153,871)	3
Write down of Licensing Rights (note 6)	(229,999)	-
Loss on Investment	-	(20,000)
	(1,383,870)	(9,867)

LOSS BEFORE INCOME TAXES, AS RESTATED	(2,933,840)	(1,414,597)

INCOME TAX (note 12)	--	--

NET LOSS, AS RESTATED	$(2,933,840)	$(1,414,597)

NET LOSS PER COMMON SHARE, BASIC & DILUTED	(0.13)	(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,741,117	15,858,421

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at	15,327,341	$1,533	$2,897,277	$(2,811,383)	$87,427
September 30,
2002

Issuances of
Common Stock	1,592,741	159	846,168		846,327

Issuance of Stock
Options for consulting services			280,594		280,594

Net loss for the
Year ending
September 30,
2003				(1,414,597)	(1,414,597)

Balance at
September 30,
2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)
Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory Notes	3,752,340	375	1,535,859		1,536,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss, as restated,
for the year ending
September 30, 2004				(2,933,840)	(2,933,840)

Balance, as of
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, AS RESTATED, AND 2003

September 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss, as restated	$(2,933,840)	$(1,414,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,447	26,764
Write down of licensing rights	229,999
Shares Issued For Services Rendered	610,552	273,436
Options Issued For Services Rendered	-	280,594
Interest expense on convertible debt	1,161,000	-
Changes in assets and liabilities:
Increase in Inventory	(38,367)	(89,764)
Increase in Accounts Receivable	(22,268)	(27,662)
(Increase) Decrease in Prepaid Expenses	(63,950)	25,695
Increase in Accounts Payable and Accrued Liabilities	24,347	230,044

NET CASH USED IN OPERATING ACTIVITIES	(996,080)	(695,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Licensing Rights	-	(230,000)
Purchase of Machinery & Equipment	(151,445)	(36,197)

NET CASH USED IN INVESTING ACTIVITIES	(151,445)	(266,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	-	(9,202)
Issuance of Notes Payable, net (note 8 and 17)	191,063	422,518
Proceeds from Issuance of Common Stock (net)	3,787,984	572,891

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,979,047	986,207

NET INCREASE IN CASH	2,831,522	24,520

CASH, beginning of year	24,520	0

CASH, and Cash Equivalents, end of year	$2,856,042	$24,520
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows using indirect method as defined under Statement of Financial Accounting Standard of No. 95.
Income Tax Paid	$0	$0
Interest Paid	$154,674	$25,186

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

Research and Development

All research and development costs are charged to expense as incurred. These costs include research and development, travel to explore and evaluate new products, raw materials, lab supplies and other costs related directly to research and development of new and existing products.

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

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares will be granted to certain key employees, consultants and directors. Under the Plan, the option exercise price and its fair market value are determined to be US$0.50 -US$0.69. All options will expire on February 10, 2008 and will vest, and become exercisable in three instalments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled during fiscal 2003	75,000	$0.63
Outstanding as of September 30, 2004	570,000	$0.63
Options exercisable at September 30, 2004	406,667	$0.63

The Company granted 645,000 stock options to consultants during fiscal 2003. We recognized $280,594 in administrative expenses related to the granting of these options during fiscal 2003. The fair value of each option granted during 2003 was determined using the Black-Scholes Option Pricing Method.

The following options were granted to consultants during the year ended September 30, 2003:

Date	Quantity	Option	Expiry	Fair	Risk	Expected	Expected	Expected
		Price		Value	Free	Life	Volatility	Dividends
					Rate
February	405,000	$0.63	February	$180,832	4.18%	5 years	89%	NIL
10, 2003			9, 2008
February	150,000	$0.69	February	7,798	4.18%	5 years	89%	NIL
10, 2003			9, 2008
May 5,	20,000	$0.55	May 4,	65,639	3.72%	5 years	103%	NIL
2003			2008
May 10,	70,000	$0.50	May 9,	26,325	3.72%	5 years	101%	NIL
2003			2008
	645,000			$280,594

Most of these options vest over a period of 3 years. The Company expensed the entire fair value of the options in fiscal 2003, the year of grant.

The Company did not grant any stock options during fiscal 2004. There were no stock options issued to employees as of September 30, 2004.

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

The Company recorded a stock-based compensation expense in selling and administrative expenses in the amount of $54,673 during the six month period ended March 31, 2005. This represents the entire fair value of 500,000 options granted to consultants mentioned above. The fair value of the options was calculated using the Black-Sholes Option Pricing Method.

On February 8, 2005 the Company issued 390,000 options to purchase common stock to 5 individuals including management and employees. These options are excercisable at $0.15 per share and expire on February 8, 2015.

On a pro-forma basis, as per SFAS 123 and 148 an additional stock-based compensation expense of $759,905 would have been recorded during the six month period ending March 31, 2005, in regards to the 12,720,000 options issued November 15, 2004 and 390,000 options issued February 8, 2005 to employees of the Company. The fair value of the options was calculated using the Black-Sholes Option Pricing Method.

On May 25, 2005 the Company issued 100,000 options to purchase common stock to a consultant of the Company. These options are exercisable at $0.13 per share, vest immediately, and expire on May 25, 2010. The Company recorded a stock-based compensation expense in selling and administrative expenses in the amount of $7,627 during the three-month period ended June 30, 2005. This represents the entire fair value of the options granted. The fair value of the options was calculated using the Black-Sholes Option Pricing Method.

On February 1, 2005 the Company entered into a 12 month agreement for the provision of financial advisory services. Compensation will be in the form of 800,000 shares of common stock valued at $120,000 and to be delivered after all services have been provided. The Company is accruing $10,000 monthly in regards to this agreement until $120,000 has been accrued.

Subsequent to year end the Company has entered into 3 operating leases for research equipment. The total minimum commitment regarding these leases is $91,287 spread over 60 months commencing December 1, 2004 and ending November 1, 2009.

During April, 2005, the Company, through its wholly-owned subsidiary - AlphaRx International Holdings Limited ("AIH"), entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The newly formed joint venture will be named AlphaAP Inc.("AAP") and will be headquartered in Hong Kong. Basin will provide debt financing to AAP of up to HK$1,250,000 quarterly for three years which shall be repaid without interest as soon as AAP generates profits or upon the completion of an initial public offering on a recognized stock exchange. There is no firm target date for when, or even if, such a public offering will be undertaken.

The Company will receive a royalty from AAP's gross sales. The Company will also receive a one time licensing fee of USD $11,000,000 from AAP, contingent upon completion of its initial public offering. To date, no funding has been infused into the joint venture and no commercial activities have commenced.

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

THIS PAGE INTENTIONALLY LEFT BLANK