Form 10QSB
period 2005-06-30
ALPHARX INC
filed 2005-08-15
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2005

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of outstanding shares of registrant's Common Stock on August 12, 2005 was 57,508,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB

JUNE 30, 2005

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2005 AND SEPTEMBER 30,2004
(UNAUDITED)

	June 30,	September 30,
	2005	2004
CURRENT ASSETS

Cash and Cash Equivalents	$527,390	$2,856,042
Accounts Receivable, net	82,938	49,930
Prepaid Expenses	26,106	67,640
Inventory	176,862	180,272

TOTAL CURRENT ASSETS	813,296	3,153,884

PROPERTY, PLANT & EQUIPMENT, net	240,899	241,533
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	1,054,196	3,395,418

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	173,570	279,071
Notes Payable (Note 4)	-	665,900
Litigation Liability (Note 5)	25,000	25,000
TOTAL CURRENT LIABILITIES	198,570	969,971

CONTINGENCIES AND COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding 57,508,112 shares (September 30, 2004 - 52,304,642)	5,752	5,232
Additional paid-in capital	11,534,820	9,580,035
Deficit	(10,684,946)	(7,159,820)

TOTAL SHAREHOLDERS' EQUITY	855,626	2,425,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,054,196	$3,395,418

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Nine months ended June 30,	2005	2004

SALES	$43,283	$371,694

COST OF SALES	19,179	148,046

GROSS MARGIN	24,104	233,648

SELLING AND ADMINISTRATIVE EXPENSES	2,576,409	975,381
RESEARCH AND DEVELOPMENT EXPENSES	953,521	162,568
DEPRECIATION AND AMORTIZATION	41,092	31,301
LOSS FROM OPERATIONS	(3,546,918)	(945,062)

OTHER INCOME AND EXPENSES

Interest Income/(expense)	21,792	(1,160,928)
Write down of licensing rights	-	(229,999)

LOSS BEFORE INCOME TAXES	(3,525,126)	(2,336,529)

INCOME TAX	-	-

NET LOSS	$(3,525,126)	$(2,336,529)

NET LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.06)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,165,051	17,002,866

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Three months ended June 30,	2005	2004

SALES	$18,137	$9,084

COST OF SALES	8,100	1,861

GROSS MARGIN	10,037	7,223

SELLING AND ADMINISTRATIVE EXPENSES	1,794,883	377,394
RESEARCH AND DEVELOPMENT EXPENSES	472,133	122,323
DEPRECIATION AND AMORTIZATION	16,074	11,739
LOSS FROM OPERATIONS	(2,273,053)	(504,233)

OTHER INCOME AND EXPENSES

Interest Income/(expense)	3,705	(299,928)

LOSS BEFORE INCOME TAXES	(2,269,348)	(804,161)

INCOME TAX	-	-

NET LOSS	$(2,269,348)	$ (804,161)

NET LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,508,112	17,020,082

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
September 30, 2003	16,920,082	1,692	4,024,039	(4,225,980)	(200,249)

Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory Notes	3,752,340	375	1,535,859		1,536,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss for the
Year ending
September 30, 2004				(2,933,840)	(2,933,840)

Balance at
September 30, 2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory Notes	5,203,470	520	510,988		511,508

Issuance of
Stock Options
for consulting services			62,300		62,300

Stock based
compensation expense			1,381,497		1,381,497

Net loss for
the period				(3,525,126)	(3,525,126)

Balance at
June 30, 2005	57,508,112	$5,752	$11,534,820	$(10,684,946)	$855,626

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Nine months ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,525,126)	$(2,326,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,092	31,301
Options issued for services rendered	62,300	-
Write down of licensing rights	-	229,999
Shares Issued For Services Rendered	-	30,001
Stock based compensation expense	1,381,497	-
Interest expense on convertible debt	-	1,161,000
Changes in assets and liabilities:
Decrease in Inventory	3,410	20,513
(Increase) decrease in Accounts Receivable	(33,008)	10,379
(Increase) decrease in Prepaid Expenses	41,534	(119,963)
Increase in deferred financing costs	-	(184,999)
Increase(decrease) in Accounts Payable and Accrued Liabilities	(105,501)	273,240

NET CASH USED IN OPERATING ACTIVITIES	(2,133,802)	(885,058)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(40,458)	(127,728)

NET CASH USED IN INVESTING ACTIVITIES	(40,458)	(127,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of Notes Payable	(665,900)	1,000,973
Proceeds from issuance of common stock (net)	511,508	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(154,392)	1,000,973

NET (DECREASE) INCREASE IN CASH	(2,328,652)	(11,813)

CASH, and cash equivalents, beginning of period	2,856,042	24,520

CASH, and cash equivalents, end of period	$527,390	$12,707

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

Effective July 1, 2003 the Company acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company's products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly owned by the President & CEO of the Company. The interim consolidated financial statements reflect the activities of the Company and of AlphaRx Canada Limited - its wholly owned subsidiary. The Company also owns 100% of AlphaRx International Holdings Limited ("AIH"), incorporated in the British Virgin Islands, for the purposes of pursuing a Joint Venture and other distribution activities in the Asia Pacific region. All material inter-company accounts and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its ability to raise additional capital, future profitability and on the on-going support of its shareholders, affiliates and creditors.

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

The remainder of the promissory notes totalling $154,932, which included accrued interest, were repaid to officers and directors of the Company. As a result of the repayments and conversions, the Company has no outstanding debt other than trade and accrued accounts payable as of June 30, 2005.

NOTE 5. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2005, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

During the three months ended December 31, 2004, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share.

During the six months ended June 30, 2005 the Company did not issue any common stock.

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (Plan) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. Since fiscal 2001, the option plan was terminated. Under this Plan, the option exercise price is US$0.10. Outstanding stock options granted under the Plan will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options exercisable at June 30, 2005	1,150,000	$0.10

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled during fiscal 2003	75,000	$0.63
Outstanding as of September 30, 2004 and June 30, 2005	570,000	$0.63
Options exercisable at June 30, 2005	570,000	$0.63

The Company granted 645,000 options to consultants during fiscal 2003. The fair value of each option granted during 2003 was recorded as consulting expense totaling $280,594, using the Black-Scholes option pricing model. No further options will be granted under the two plans mentioned above.

No stock options were granted during the year ended September 30, 2004.

The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company can issue up to 24,000,000 options to purchase common stock. As of September 30, 2004 no options under this plan had been formally allocated. During the nine months ended June 30, 2005 the Company granted 20,710,000 options under this new plan. Of these options, 600,000 were granted to consultants causing a stock based compensation expense of $62,300 using the Black-Sholes option pricing model. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during nine months ended June 30, 2005	20,710,000	$0.16
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding as of June 30, 2005	20,710,000	$0.16
Options exercisable at June 30, 2005	600,000	$0.37

The following options were granted to employees during the nine months ended June 30, 2005:

Date	Quantity	Price	Expiry	Fair Value	Risk	Expected	Expected	Expected
					Free	Life in	Volatility	Dividends
					Rate	Years
Nov.15,	12,720,000	$0.15	Nov. 14,	1,394,249	2.32%	10	185%	NIL
2004			2014
Jan. 10,	7,000,000	$0.16	Jan. 9,	1,045,056	2.02%	10	177%	NIL
2005			2015
Feb. 8,	390,000	$0.15	Feb. 7,	53,894	1.93%	10	156%	NIL
2005			2015
	20,110,000			$2,493,199

All of the options issued to employees disclosed above vest over one year.

The Company has adopted fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Resultingly a stock based compensation expense of $1,381,497 has been reflected in selling and administrative expenses in regards to employee options during the three months ended June 30, 2005. There remains $1,111,702 to be expensed in regards to the employee options mentioned above.

Had the Company continued to use APB 25, and not reflect employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	As reported usimg
	SFAS 123(R)	APB 25

Stock based compensation	$ 1,381,497	$7,627

Net Loss (pre tax/after tax)	$(3,526,126)	$(2,144,629)

Basic and Diluted loss per share	$(0.06)	$(0.04)

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at June 30, 2005:

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $1.10, expiring December 19, 2005.	670,275
Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.65 expiring June 17, 2006.	75,524
Warrants issued in return for financial advisory services whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring September 1, 2007.	3,000,000
Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.15, expiring September 1, 2007.	2,994,642
Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.30, expiring September 1, 2007.	2,287,669
Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.30. Expiry dates: July 21, 2007 - 27,505,378; September 1, 2007 - 12,426,114; October 13, 2007 - 5,204,160.	45,135,652
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

Services

The Company has entered into an agreement with a third party for the provision of financial advisory services in exchange for 800,000 shares of common stock, to be issued and delivered upon completion of the services, in February, 2006. The common stock was valued at $0.15 per share for the purposes of this agreement. The Company accrues $10,000 per month in connection with these services. As at June 30, 2005, $50,000 has been accrued.

NOTE 10. ALPHARX INTERNATIONAL HOLDINGS LIMITED

During the three months ended June 30, 2005 our wholly-owned subsidiary - AlphaRx International Holdings Limited ("AIH") which was previously inactive, entered into a Manufacturing and Distribution License agreement with Basin Industrial Limited, a Hong Kong based corporation, to manufacture and sell our Flexogan line and certain other products in the areas of Hong Kong, the Peoples' Republic of China, the Republic of Korea and Japan. The Manufacturing and Distribution License agreement will be executed through a 50:50 joint venture - AlphaAP Inc., a company to be established.

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

We acquired the world-wide exclusive commercialization rights of VT-1 from Select Therapeutics Inc. in January, 2003. Given our recent national launch with Flexogan in Canada and our new focus on drug delivery products and plans to evolve into a sales and marketing organization during 2003 - 2005, we have decided VT-1 no longer meets our strategic objective and the VT-1 program has been terminated.

We launched Flexogan, a series of over-the-counter topical analgesics, in Canada during August, 2003. We have incurred significant marketing expenditures since that time in order to promote national sales of Flexogan. Further significant marketing expenditures will only be incurred pending receipt of additional funding, which may not be adequate to address our marketing needs or which may not occur at all.

We signed a licensing agreement with Andromaco Inc. in August, 2003 for the commercialization of our lead pharmaceutical products "Indaflex"™ in Mexico. The Company received nominal initial royalties from product sales during the three months ended June 30, 2005. In order to market and sell Indaflex products in the US and Canada, we will require successful completion of human and clinical trials and FDA approval. These trials commenced during our second fiscal quarter ended March 31, 2005.

During the three months ended June 30, 2005 we established a wholly-owned foreign subsidiary - AlphaRx International Holdings Limited ("AIH")- in order to pursue sales activities in the Asia Pacific region. AIH has entered into a Manufacturing and Distribution License agreement with AlphaAP Inc. We will receive royalties from future product sales. AIH also entered into a joint venture agreement with Basin Industrial Limited (a Hong Kong based corporation) whereby AIH and Basin Industrial Limited will be equal holders of AlphaAP Inc., a company to be established in order to manufacture and sell our existing and certain future products.

We have one pharmaceutical drug - 2.5% Indaflex, in the clinical trial stage (Phase 1 completed in March, 2005), and two pharmaceutical drugs in the preclinical stage - Rifampicin and Gentamicin. We also have two over the counter topical drugs in the preclinical stage - NuProm and V-Relief.

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

NINE MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

The Company incurred a net loss of $3,526,126 for the nine month period ended June 30, 2005 as compared to a loss of $2,336,529 incurred for the same period a year ago, an increase of $1,189,597 or 51%.

Loss from operations totalled $3,546,918 for the nine month period ended June 30, 2005 as compared to a loss of $945,062 for the same period a year ago, an increase of $2,601,856 or 275%. The increased loss from operations relates primarily to stock based compensation expense of $1,389,124 with no comparable expense in the previous period. Secondly, the initiation of Phase 1 trials for Indaflex during the nine months ended June 30, 2005, incurred $953,521 in research and development expense as compared to $162,568 in this expense during the same period a year ago. Finally, a reduction in gross sales to $43,283 for the nine month period ended June 30, 2005 from $371,694 generated for the same period a year ago, a decrease of $328,411 or 88%, led to a reduced gross margin and hence an increase in loss from operations.

Sales

Sales for the nine months ended June 30, 2005 were $43,283 as compared to sales of $371,694 generated for the same period a year ago, a decrease of $328,411 or 88%. Initial stocking orders during 2004 caused a significant uplift in sales when compared to other periods. We have not received any further initial orders from new customers during the nine months ended June 30, 2005. All sales for fiscal 2005 to date represent over the counter sales of our Flexogan line of analgesics.

Marketing expenditures are presently being curtailed due to financial constraints. This, in turn, will make it more challenging to increase or even maintain sales in the future. Distribution partners are also being sought to provide more opportunity for sales of Flexogan.

Gross Margin

Cost of Sales for nine months ended June 30, 2005 was $19,179 as compared to $148,046 incurred for the same period a year ago. Resulting Gross Margin decreased to $24,104 or approximately 56% of sales as compared to Gross Margin of $233,648 or approximately 63% of sales for the same period a year ago. Price reductions to customers commencing during our first quarter of fiscal 2005 have translated into lower gross margins when compared to the same period a year ago.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of sales and marketing expenditures, stock based compensation expense, personnel costs related to general management functions, finance, inventory logistics, office overheads, insurance and professional fees related to legal, audit and tax matters. Selling and administrative expenses for the nine months ended June 30, 2005 were $2,576,409 as compared to $975,381 incurred for the same period a year ago, an increase of $1,601,028 or 164%.

We have reflected stock based compensation expense related to the granting of options to employees in the financial statements effective June 30, 2005. We disclosed this expense on a pro-forma basis in previous periods. Accordingly, selling and administrative expenses include $1,443,797 in total stock based compensation for the nine months ended June 30, 2005 as compared to $30,001 incurred for the same period a year ago. This expense accounts for the majority of the increase in selling and administrative expenses when compared to the prior period.

Approximately $550,000 of selling and administrative expenses incurred for the nine months ended June 30, 2005 related to sales and marketing of Flexogan in Canada as compared to approximately $447,000 incurred for the same period a year ago. In addition we incurred approximately $21,000 for marketing in the U.S. and other parts of the world during the nine months ended June 30, 2005. Sales and marketing expenditures are presently being curtailed due to financial constraints.

Approximately $561,000 of selling and administrative expenses incurred for the nine month period ended June 30, 2005 related to administrative expenses, other than stock based compensation expense, as compared to approximately $498,000 incurred for the same period a year ago, an increase of about $63,000 or 13%. Increase in legal fees and insurance were primarily responsible for the increase in administrative expenses, excluding stock based compensation expense.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2005 were $953,521 as compared to $162,568 incurred for the same period a year ago, an increase of $790,953 or 487%. The increase relates primarily to the completion of Phase 1 Indaflex clinical trials, and ongoing research and development of other products. Phase 1 trials commenced during the nine months ended June 30, 2005 with no comparable expense in the same period a year ago. Phase 2 trials can only commence upon receipt of additional funding, which may not occur.

Depreciation and Amortization

Depreciation and amortization totalled $41,092 for the nine months ended June 30, 2005 as compared to $31,301 incurred for the same period a year ago, an increase of $9,791 or 31%. Additional capital expenditures totalling $40,458 during the nine months ended June 30, 2005 were responsible for the increase in depreciation and amortization.

Interest income/expense

Interest income totalled $21,792 for the nine months ended June 30, 2005 as compared to net interest expense of $1,160,928 incurred during the same period a year ago. We issued convertible debt during the nine months ended June 30, 2004, which had a conversion feature that was in-the-money on date of issuance. The debt discount was amortized into income during 2004, causing $1,161,000 of interest expense. No such expense was incurred during the nine months ended June 30, 2005.

Interest income during the nine months ended June 30, 2005 was generated from term deposits. The funds used for deposit were received in September 2004 from a private placement.

Write down of Licensing Rights

During the nine months ended June 30, 2004 we wrote off VT-1 licensing rights as the cost to develop VT-1 was prohibitive and no market existed for these rights. There was no similar expense in the nine months ended June 30, 2005.

Net Loss

For the nine months ended June 30, 2005, our net loss was $3,525,126 as compared to a net loss of $2,336,529 incurred during the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2005 the Company had working capital of $614,726 compared to working capital of $2,183,913 as at September 30, 2004. The reduction of working capital relates primarily to losses incurred during the nine month period ended June 30, 2005.

During the nine months ended June 30, 2005 we repaid or converted all remaining term debt such that we have no debt other than normal trade payables and accruals related to ongoing business activities. We do not have sufficient working capital to fund ongoing activities beyond December 31, 2005 and are presently actively seeking funding via private placement or debt financing.

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

The inability to raise capital by December 31, 2005 will have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease, and for certain research and other equipment leases.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain of the information contained in this document constitutes "forward-looking statements", including but not limited to those with respect to the future revenues, our development strategy, involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks and uncertainties associated with a drug delivery company which has not successfully commercialized its first product, and includes: a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation, as well as those factors disclosed in our documents filed from time to time with the United States Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

There were no issuances of stock during the six month period ended June 30, 2005.

During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt.

As a result of the above transactions the Company had 57,508,112 shares of Common Stock outstanding as at June 30, 2005. Additionally, there are warrants outstanding to purchase 54,163,762 shares of Common Stock, ranging in price from $0.05 to $1.10 and expiring between the period December 19, 2005 and October 13, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

31.1     Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2     Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b) REPORTS ON FORM 8-K

On May 13, 2005 we informed the SEC of the necessity to restate certain prior periods based on the beneficial conversion feature related to the issuance of senior convertible debt during the period February to April, 2004.

On May 16, 2005 we filed an amended 8K regarding the original 8K filed May 13, 2005.

On May 18, 2005 we filed an 8K regarding the entry into a material definitive agreement between AlphaRx International Holdings Limited ("AIH"), a wholly owned subsidiary, and Basin Industrial Ltd., an independent, wholly owned subsidiary of Advanced Pharmaceutical Ltd..

On June 3, 2005 we filed an 8K regarding a press release issued on June 2, 2005 commenting on Indaflex Phase 1 clinical trial results.

On June 6, 2005 we filed an 8K regarding a Joint Venture established between AIH and Basin Industrial Ltd. AlphaAP Inc., the Joint Venture to be established, will be used to market certain products in the Asia Pacific Region.

On June 17, 2005 we filed an 8K regarding the official launch of Indaflex in Mexico. Indaflex must complete further clinical trials in Canada and the United States to be able to market Indaflex in those countries.

On June 22, 2005 we filed an 8K describing in more detail, the Joint Venture agreement between AIH (our wholly owned subsidiary) and Basin Industrial Ltd. (a wholly owned subsidiary of Advanced Pharmaceutical Ltd.). Both parties will own 50% of AlphaAP Inc., a company to be established.

On July 13, 2005 we released an 8K indicating that Health Canada provided approval for Phase 2 human trials with Indaflex.

On July 14, 2005 we filed an 8K regarding board approval to allow AlphaAP Inc. (50% owned Joint Venture) to buy up to 10% of our outstanding common stock in the open market.

On July 18, 2005 we filed an 8K regarding a press release, providing an update on our antibiotic development program.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 12, 2005

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: August 12, 2005

Directors:

/S/ Michael M. Lee
Michael M. Lee, Director

/S/ David Milroy
David Milroy, Director

/S/ Ford Moore
Ford Moore, Director