Form 10KSB
period 2005-09-30
ALPHARX INC
filed 2005-12-29
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2005
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES      X      NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended September 30, 2005 were $ 68,549.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $4,025,568 based on the average closing bid and ask price for the common stock on December 20, 2005.

As of December 20, 2005 there were 57,508,112 shares outstanding of the issuer's common stock.

AlphaRx, Inc.

FORM 10-KSB

For the Year Ended September 30, 2005

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

Effective July 1, 2003 AlphaRx, Inc. acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company's products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly-owned by the President & CEO of AlphaRx, Inc. The annual report contained herein and the consolidated financial statements reflect the activities of AlphaRx, Inc. and of AlphaRx Canada Limited – its wholly-owned subsidiary.

COMPANY OVERVIEW

We are a pharmaceutical company, engaged in the research and development of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products to improve their effectiveness.

Our central strategy is to seek alliances with pharmaceutical companies which will assist us in completing the reformulation and development of the drugs and which will initiate clinical trials and commercialize the products.

We have one product in Phase II clinical trial and several products in different stages of preclinical development.

With only limited financial resources available to us, and with significant competition in the over the counter arthritis and muscle pain relief category, we have decided not to continue pursuing direct sales and marketing of Flexogan. We will focus our resources on development of products and attempting to establish local and international licensing and distribution arrangements and joint ventures for our existing over the counter products. As we develop new products additional offerings will become available.

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

We will recognize royalty revenues from distribution, licensing and joint venture arrangements only when collection of funds becomes imminent.

In August 2003, we out licensed Indaflex, our lead pharmaceutical product under development, to Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco will have the exclusive and non-transferable manufacturing rights and distribution rights in Mexico for Indaflex and we receive 15% royalties of the gross revenue from product sales. Furthermore, Andromaco is responsible for funding and completing any clinical and regulatory activities in support of Indaflex registration in Mexico. The Agreement has an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In June, 2005, Andromaco launched Indaflex into the Mexican market. In accordance with our agreement we recognized $4,302 in royalty revenues for the year ended September 30, 2005. We are also attempting to establish other international licensing and distribution arrangements to generate revenues from our existing and future proprietary pharmaceutical products.

We established AlphaRx International Holdings Limited ("AIH") in June, 2005 in order to pursue sales activities in the Asia Pacific region with experienced and established partners. AIH entered into a joint venture agreement with Basin Industrial Limited (a Hong Kong based corporation – "Basin"), whereby AIH and Basin will be equal holders of AlphaAP Inc., a company established in order to manufacture and sell our existing and certain future products. AlphaRx, through AIH, is to provide the products, manufacturing and distribution rights, whereas Basin is to provide funding, manufacturing and marketing expertise.

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

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, "BCD") drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System) and (ii) SECRET (Self Emulsifying Controlled Release Tablet System).

The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use. We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology.

PRODUCTS AND PRODUCT PIPLELINE

The following is a list of our products and products in the product pipeline as well as their current stage of development:

Brand Name	Application	Delivery	Stage
Route
Pharmaceuticals
2.5% Indaflex	Osteoarthritis	Topical	Phase II*
Rifamsolin	Tuberculosis	Oral	Preclinical underway **
Vansolin	Sepsis	I.V.	Preclinical underway**
Zysolin	Pneumonia	I.V.	Preclinical underway**
Ocusolin	Ocular Infection	Topical	Preclinical underway**
Acusolin	Cataracts	Topical	Preclinical underway**
Binoxan	Ocular Inflammation	Topical
Consumer Health (over-the-counter)
Flexogan	Analgesic	Topical	Market ready*
CoQ10ER	Nutritional Supplement	Oral	Market ready*

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

Indaflex is our only prescription drug at the clinical trial stage. As of November, 2005 Phase II clinical trials have commenced. Indaflex is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation intended to be used in the treatment of arthritis. Indaflex's active ingredient, Indomethacin, has a long-standing and proven clinical treatment record. With our enhanced proprietary drug delivery system, we believe its clinical effectiveness to be significantly enhanced. Topical Indaflex delivery is intended to circumvent the significant GI side-effects found with orally ingested NSAID's. We completed a Phase I human trial for Indaflex in Canada during March, 2005.

Rifamsolin is encapsulating Rifampicin, an antibiotic mainly used to treat tuberculosis, in the Company's colloidal drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Vansolin is encapsulating Vancomycin, a broad spectrum antibiotic, in the Company's nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Zysolin is encapsulating Gentamicin, a broad spectrum antibiotic, in the Company's nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Ocusolin is a topical ophthalmic solution utilizing Gentamicin, in a nanoparticulate formulation, that may be effective against a broad spectrum of bacteria including strains resistant to more than one antibiotic. This early stage drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Acusolin is a topical ophthalmic solution intended to treat senile cataracts. This early stage drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in cataract animal models and toxicological studies.

Binoxan is a topical, non-acidic, non-steroidal anti-inflammatory pro-drug in a colloidal formulation intended for the treatment of ocular inflammation, eye pain and photophobia. This early stage drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Flexogan is a series of topical arthritis and muscle pain relief creams. Flexogan has a unique delivery formulation that increases the speed, volume, and sustained duration of drug penetration through the skin in animal studies.

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

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

We intend to have the BCD Systems used with as many pharmaceutical products as possible. Our primary strategy is to establish collaborative relationships with pharmaceutical and biotechnology companies to develop improved therapeutic products utilizing our BCD Systems technology. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retaining ownership of our technologies. We believe that our partnering strategy will enable us to reduce our cash requirements while developing a larger potential product portfolio. By providing new formulations of existing products using the BCD Systems, we believe it will not only be able to offer our partners improved products but also may provide them with the ability to extend the life of their patents on such products, especially attractive to pharmaceutical companies whose patents on existing products are close to expiration. Collaborations with pharmaceutical and biotechnology companies are expected to provide near-term revenues from sponsored development activities and future revenues from license fees and royalties relating to the sale of products.

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

Competition in the areas of pharmaceutical products and drug delivery systems is intense and this is expected to continue in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems have substantially greater financial, technological, marketing, personnel and research and development resources than us. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and certain foreign jurisdictions. We currently have one issued United States patent under the title "Toothpaste comprising bioadhesive submicron emulsion for improved delivery of antibacterial and anticaries agents" for the use of certain oral care products which has never been developed. This patent was issued on September 12, 2000 and will expire on June 17, 2019. We also have four United States patent pending applications as follows: "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs, "Colloidal solid lipid vehicle for pharmaceutical application" for the use of Rifamsolin, Zysolin, Vansolin & Ocusolin to treat Tuberculosis and other infectious diseases, "Topical composition for acne treatment" and "Stabilization of benzoyl peroxide in solution" for the use of NuProm to treat acne. We have also applied for patents in Mexico, Japan and China under the title "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs which are still pending.

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

We rely on Canadian Custom Packaging Inc., Patheon Inc. and Andromaco to manufacture our products on a when needed basis. There are no outstanding manufacturing orders or any conditional obligations outstanding to any of these parties.

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

We presently have a licensed manufacturer and distributor in Mexico - Andromaco. We rely on Andromaco to complete, maintain and adhere to the required regulatory processes and procedures needed to manufacture and distribute our product in Mexico. Andromaco is a large pharmaceutical manufacturer in Mexico with more than 50 years of experience in manufacture, marketing and distribution of drugs. We will attempt to complete licensing and distribution arrangements in foreign countries and in the United States with larger, experienced organizations to ensure that regulatory processes and country-specific regulations are being observed and maintained.

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

PRODUCT LIABILITY AND OTHER INSURANCE

Our business involves exposure to potential product liability risks that are inherent in the production, manufacture and sale of pharmaceutical products. Any product liability claims could have a material adverse effect on us.

Although we currently maintain product liability insurance of approximately $5,000,000 through third party insurers that provides coverage for product liability claims, there can be no assurance that:
  we will be able to maintain product liability insurance on acceptable terms;

  we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or

  any insurance will provide adequate protection against potential liabilities.

We have obtained Directors and Officers Liability insurance coverage in the amount of CDN $1,000,000 in order to be able to attract additional independent directors. There is no assurance, however, that such coverage would be adequate to protect us in the event of a claim. Renewal of this insurance is unlikely as the cost is prohibitive for the amount of coverage obtained.

EMPLOYEES

We have six full time employees, and three part time consultants on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are excellent.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2005, we had an accumulated deficit of approximately $ 12,011,944. Our gross revenues for the years ended September 30, 2005 and September 30, 2004 were $ 68,549 and $383,834 respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2005 and 2004 consisted primarily of revenue from sales of Flexogan in Canada. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

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
  our ability to sell and market our products; and
  other factors beyond our control.

At September 30, 2005, we had a working capital deficiency of approximately $75,925 as compared to positive working capital of $2,183,913 as at September 30, 2004. The independent auditors' report for the year ended September 30, 2005 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our over-the-counter health care products. However, our products may never become commercially successful.

We face significant competition in the over-the-counter health care market.

The over-the-counter health care market is highly competitive and is characterized by the frequent introduction of new products, including the migration of prescription drugs to the over-the-counter market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business, especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large over-the-counter pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co., many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors may use aggressive spending on trade promotions and advertising as a strategy for building market share, at the expense of their competitors, including us. If we are unable to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

If our pharmaceutical products receive regulatory approval, our competitors may eventually include large pharmaceutical companies with superior resources.

We are engaged in a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on one pharmaceutical product -- Indaflex – for treating osteoarthritis and other inflammatory indications. Like the market for any pharmaceutical product, the market for treating arthritis and these other indications has the potential for rapid, unpredictable and significant technological change.

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

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain CAD$3,000,000 in product liability insurance coverage and CAD$3,000,000 in umbrella coverage including product liability. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 16.55% of the outstanding shares of common stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. The Company can no longer be controlled by any single shareholder or the management group as a whole. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005 no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2005)	0.13	0.07
Third Quarter	(Ended June 30, 2005)	0.14	0.09
Second Quarter	(Ended March 31, 2005)	0.16	0.12
First Quarter	(Ended December 31, 2004)	0.37	0.09
Fourth Quarter	(Ended September 30, 2004)	0.47	0.28
Third Quarter	(Ended June 30, 2004)	0.53	0.37
Second Quarter	(Ended March 31, 2004)	0.50	0.14
First Quarter	(Ended December 31, 2003)	0.45	0.14

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2005, there were approximately 90 record holders of our common stock. As of December 20, 2005 there were approximately 93 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Equity Compensation Plan Information

	Number of Securities	Weighted-Average	Number of securities remaining
	to be issued upon	Exercise Price of	available for future issuance
	exercise of outstanding	outstanding	under equity compensation plans
	options, warrants, and	options, warrants,	(excluding securities reflected in
	rights	and rights	the first two columns)

Equity	25,720,000	$0.16	None
Compensation
Plans
Approved by
Security
Holders

Equity	None	None	None
Compensation
Plans Not
Approved by
Security
Holders

Total	25,720,000	$0.16	None

Under the new 2004 Stock Option Plan approved by our stockholders in July, 2004, 24,000,000 shares of common stock were made available as management options. Under the new 2004 Option Plan we issued the following options on November 15, 2004: options to purchase up to 12,720,000 shares of common stock with an exercise price of $0.15 per share; options to purchase up to 250,000 shares of common stock with an exercise price of $0.40 per share; options to purchase up to 110,000 shares of common stock with an exercise price of $0.45 per share; and options to purchase up to 140,000 shares of common stock with an exercise price of $0.50 per share. A total of 13,220,000 options were issued, all of which expire on November 15, 2014. These options were issued to management, directors and consultants and vest 100% on November 15, 2005 as to 12,720,000 options and November 15, 2004 as to the remaining 500,000 options which were allocated to our consultants. On January 10, 2005 we issued 7,000,000 options under this plan with an exercise price of $0.16 per share. These options were issued to management and vest 100% on January 10, 2006.

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

On October 17, 2005 we issued options to purchase up to 3,290,000 shares of common stock to employees of the Company including directors and one external consultant. These options have an exercise price of $0.075, vest 100% on October 17, 2006 and expire on October 17, 2015. There are no options remaining to be granted under the 2004 Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any unregistered securities during the year ended September 30, 2005.

During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,437 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt. These securities were registered pursuant to an SB-2 filed in September, 2004 and related amendments filed periodically until August, 2005.

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

During 2003 we initiated commercialization of our products commencing with sales of Flexogan in the Canadian market. It became evident during 2005 that we required more substantial financial resources to pursue Flexogan marketing strategy. We determined that completion of Phase II clinical trials was the best course of action with the resources remaining. Should we be successful in raising additional funding we will continue to pursue completion of Phase II trials as our primary objective.

We signed a licensing agreement with Andromaco in August 2003 for the commercialization of our lead pharmaceutical products "Indaflex" in Mexico. Mexican health authorities gave approval to Andromaco to start sales of Indaflex in Mexico. We collected our first royalties from Indaflex sales in the year ended September 30, 2005.

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., will be involved in the manufacture and marketing of certain existing and future products in the far east. AlphaAP remains inactive until local health authorities in Hong Kong and China grant approval to commence over the counter sales of certain products.

Please refer to the table under Product Pipeline, Item 1 for the current status of our product research and development activities. We have one pharmaceutical drug in the clinical trial stage (Phase 1 completed in March, 2005, Phase II underway as of November, 2005), and several pharmaceutical drugs in the preclinical stage.

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

RESULTS OF OPERATIONS

Year ended September 30, 2005 as compared to year ended September 30, 2004 as restated

Gross Revenue and Gross Margin

Gross revenues for the year ended September 30, 2005 decreased to $68,549 from $383,824 generated a year ago, a decrease of $315,275 or 82%. Based on the funds available to us we determined not to continue with aggressive and costly marketing programs related to direct sales of Flexogan, and focus our financial resources on completing Phase I and initiating Phase II for Indaflex clinical trials. Introduction of new products from major drug companies also increased competition in the pain relief category. We will continue to utilize existing distribution partners and seek out new distribution partners for Flexogan and other products in order to generate royalty revenues, and will not for the foreseeable future, pursue direct sales via marketing and advertising programs. We generated $4,302 in royalty revenues for the year ended September 30, 2005 with no comparable royalty revenues in the prior year.

Gross margin for the year ended September 30, 2005 was $39,441 or about 58% of sales versus $230,501 or about 60% of sales for the prior year. Excluding royalty revenue of $4,302 our gross margin on direct sales was $35,139 or about 55%. We reduced our pricing in late fiscal 2004 to remain competitive, and the full year of reduced pricing as compared to 2004 was the major cause of reduced gross margin.

General and Administrative Expenses

General and administrative expenses were $851,310 for the year ended September 30, 2005 as compared to $597,313 for the prior year, an increase of $253,997 or about 43%. Legal fees related primarily to patent applications increased to about $162,000 from about $74,000 in the prior year and increase of about $88,000. Stock based compensation expense related to granting of options to consultants was $62,300 with no comparable expense in the prior year. We also entered into a financial services advisory agreement during 2005, incurring an expense of $80,000 with no comparable expense in the prior year. Finally, investor relations expenses increased to about $47,700 from $20,025 incurred in the prior year, an increase of about $27,675.

Stock Based Compensation Expense

We decided to adopt the fair value accounting method for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Resultingly, we recorded $2,009,920 in stock based compensation expense related to employee options granted during the year. There was no comparable expense in the prior year.

Research and Development Expense

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of new and existing products.

Research and development expenses for the year ended September 30, 2005 totalled $1,337,503 as compared to $ 360,467 incurred for the same period a year ago, an increase of $977,036 or approximately 271%. We completed Phase 1 clinical trials and initiated Phase II clinical trials for Indaflex during the year ended September 30, 2005. We incurred about $1,170,000 for Indaflex trials for the year ending September 30, 2005 inclusive of test batch manufacture, salaries, benefits, consulting expense, and equipment leasing as compared to about $192,000 incurred for the prior year – an increase of about $978,000. Additional development expenditures will consume most of our financial resources until the trials have been completed.

Sales and Marketing Expense

Sales and marketing expenses were $661,559 for the year ended September 30, 2005 as compared to $786,243 incurred for the same period a year ago, a decrease of $124,684 or about 16%. With limited funding available, and increased competition from new products, we curtailed marketing expenditures during our fourth quarter and focused our remaining resources on Indaflex clinical trials.

Depreciation

Depreciation was $54,077 for the year ended September 30, 2005 as compared to $36,447 for the same period a year ago, an increase of $17,630 or about 48%. Additional research equipment purchases of about $103,000 during the latter half of fiscal 2004 and about $45,000 during 2005 have served to increase depreciation expense during 2005.

Interest income/expense

We generated interest income of $22,804 for the year ended September 30, 2005 as compared to net interest expense incurred of $1,154,000 for the same period a year ago. Included in net interest expense for 2004 is $1,161,000 in interest charges related to the issuance of convertible debt with a beneficial conversion feature in March, 2004. The Company generated interest income from term deposits as a result of a private placement completed in September, 2004 in the amount of $3,410,027, net of issuance expenses.

Net Loss

The above income and expenses resulted in a net loss of $4,852,124 for the year ended September 30, 2005 as compared to a net loss, as restated, of $ 2,933,840 for the same period a year ago.

Liquidity And Capital Resources

As of September 30, 2005 the Company had a working capital deficiency of $75,925 as compared to positive working capital or $2,183,913 at September 30, 2004. We are actively seeking additional capital to continue Phase II clinical trials and maintain operations.

Since inception, we have financed operations primarily from the issuance of common stock and promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed products or to carry out our business strategy. Therefore, we will need to raise additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

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

ITEM 7. FINANCIAL STATEMENTS FOR 2005 AND AS RESTATED FOR 2004

The financial statements for the fiscal year ending September 30, 2005 and, as restated for the fiscal year ending September 30, 2004, required by Item 7 are set forth on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2005, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of December 20, 2005, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term

Michael M. Lee	42	Chairman of the Board of Directors
		Chief Executive Officer	Since 8/8/1997

Marcel Urbanc, C.A.	49	Chief Financial Officer and
		Principal Accounting Officer

Joseph Schwarz, Ph.D	51	Chief Scientist

Michael Weisspapir, MD, Ph.D	49	Chief Medical Officer

Sandro Persia	35	Secretary/Treasurer

Dr. David Milroy	54	Director	Since 4/15/2003

Dr. Ford Moore	54	Director	Since 4/15/2003

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

Board of Directors Committees

We were not able to attract an independent director with financial experience to sit on our board or our audit committee. The two independent board members who sat on the audit committee had no financial experience. It was determined that the audit committee be disbanded until appropriate qualified independent directors can be located. Based on the size of the organization – six full time employees, and 3 part time consultants, effective financial controls can still be maintained without an audit committee.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2005, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a code of ethics at this time, as our focus has been on our growth and product development. Our board of directors is currently reviewing and evaluating a proposal to adopt a comprehensive code of ethics for our executive officers and directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2005, 2004 and 2003 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM
				COMPENSATION
				SECURITIES
NAME AND				UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION (#)
Michael M. Lee	2005	45,510	0	13,000,000
President & C.E.O.(1)	2004	29,531	0	--
	2003	83,652	0	150,000
Joseph Schwarz	2005	125,267	0	3,000,000
Chief Scientist (1)	2004	22,731	0	--
	2003	56,992	0	80,000

Michael Weisspapir	2005	114,534	0	3,000,000
Chief Medical Scientist (1)	2004	59,100	0	--
	2003	46,992	0	80,000
Marcel Urbanc	2005	52,664	0	270,000
Chief Financial Officer	2004	36,218	0	--
	2003	13,000	0	80,000

1. The above officers accepted 392,500 restricted shares in lieu of their salary between 10/1/2002 and 3/31/2003.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2005 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.09 per share on September 30, 2005. No options were exercised by the named executive officers during fiscal 2005.

Name	Number of Exercisable Options at	Value of Unexercised In-The-Money
	Fiscal Year-End (#)	Options at Fiscal Year-End (#)
	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael M. Lee	6,550,000/7,000,000	$0/$0
Marcel Urbanc	100,000/250,000	$0/$0
Joseph Schwarz	330,000/3,000,000	$0/$0
Michael Weisspapir	280,000/3,000,000	$0/$0

On October 17, 2005 the following options were granted to the above named executive officers: M. Lee – 800,000; M Urbanc – 200,000; J. Schwarz – 200,000 and M. Weisspapir – 200,000. These options are not included in the table above as they were granted subsequent to our fiscal year end.

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

On November 15, 2004 the Company granted 13,220,000 options under the 2004 Plan to 14 individuals including officers, directors and consultants. On January 10, 2005 the Company granted 7,000,000 options under the 2004 Plan to Michael Lee – President. On February 8, 2005 the Company granted 390,000 options under the 2004 Plan to 5 individuals including officers, employees and consultants. On May 25, 2005 the Company granted 100,000 options under the 2004 Plan to a consultant of the Company. On October 17, 2005 the Company granted 3,290,000 options to employees and directors of the Company as well as to one external consultant. There are no options remaining to be granted under the 2004 Plan.

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants, and rights	options,	compensation plans
		warrants, and	(excluding securities
		rights	reflected in the first
two columns

Equity	25,720,000	$0.16	None
Compensation
Plans Approved
by Security
Holders

Equity	None	None	None
Compensation
Plans Not
Approved by
Security Holders

Total	25,720,000	$0.16	None

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

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Michael Lee(1)	7,580,726 shares	13.18%
Joseph Schwarz(2)	602,500 shares	1.05%
Ford Moore(3)	492,579 shares	0.86%
Michael Weisspapir(2)	457,500 shares	0.80%
David Milroy(3)	350,000 shares	0.60%
Marcel Urbanc(2)	20,000 shares	0.03%
Sandro Persia(2)	16,000 shares	0.03%
All directors and officers	9,519,305 shares	16.55%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

(b) On December 16, 2004 we reported the issuance of a press release regarding the manufacture of test batches for our Indaflex clinical trials.

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

On June 28, 2005 we filed an 8K reporting that the test batches for our Indaflex clinical trials were completed.

On June 29, 2005 we filed an 8K describing in more detail, the Joint Venture agreement between AIH (our wholly owned subsidiary) and Basin Industrial Ltd. (a wholly owned subsidiary of Advanced Pharmaceutical Ltd.). Both parties will own 50% of AlphaAP Inc., a company to be established.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees : For the year ended September 30, 2005 we incurred approximately $22,073 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $20,650 for the year ended September 30, 2004.

Audit-Related Fees: For the year ended September 30, 2005 we incurred no fees for assurance and related services by the principal accountant. Similarly we incurred no fees for the year ended September 30, 2004.

Tax Fees: For the year ended September 30, 2005 we incurred approximately $3,230 in tax related fees to our principal accountant as compared to approximately $2,993 for the year ended September 30, 2004.

All Other Fees: For the year ended September 30, 2005 and 2004 we paid no other fees to our principal accountant.

Audit Committee's Pre-Approval Policies and Procedures: The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of the services to be provided. Pre-approval is generally provided prior to the service commencing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 29, 2005

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 29, 2005

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

1. I have reviewed this annual report on Form 10-KSB of AlphaRx, Inc.;

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

Date: December 29, 2005

/s/ Michael Lee

Michael Lee, President and Chief Executive Officer

EXHIBIT 31.2

I, Marcel Urbanc, Principal Accounting Officer and Chief Financial Officer of AlphaRx, certify that:

1. I have reviewed this annual report on Form 10-KSB of AlphaRx, Inc.;

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

Date: December 29, 2005

/s/ Marcel Urbanc

Marcel Urbanc, Chief Financial Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, Michael Lee, as chief executive officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Michael Lee
Michael Lee
President and Chief Executive Officer
December 29, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, Marcel Urbanc, as chief financial officer and principal accounting officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and Principal Accounting Officer
December 29, 2005

ALPHARx, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND AUDIT REPORT

SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004, AS RESTATED

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR 2005, AND AS PAGE(S) RESTATED FOR 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada
December 9, 2005	Chartered Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2005 AND 2004, AS RESTATED (Note 18)

	2005	2004
CURRENT ASSETS

Cash and Cash Equivalents	$193,458	$2,856,042
Accounts Receivable, net (note 3)	41,883	49,930
Prepaid Expenses	17,043	67,640
Inventory (note 4)	81,166	180,272

TOTAL CURRENT ASSETS	333,550	3,153,884

PROPERTY, PLANT & EQUIPMENT, net (note 5)	232,975	241,533
OTHER ASSETS
Licensing Right (note 6)	1	1

TOTAL ASSETS	556,526	3,395,418

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 7)	384,475	279,071
Notes Payable (note 8 and 18)	-	665,900
Litigation Liabilities (note 9)	25,000	25,000
TOTAL CURRENT LIABILITIES	409,475	969,971

CONTINGENCIES & COMMITMENTS (note 9 and 10)

SHAREHOLDERS' EQUITY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares 2005 and 2004; Issued
and outstanding: 57,508,112; (2004 – 52,304,642) (note 11)	5,752	5,232
Additional paid-in capital	12,163,243	9,580,035
Deficit	(12,011,944)	(7,159,820)

TOTAL SHAREHOLDERS' EQUITY	157,051	2,425,447

TOTAL LIABILITIES AND SHAREHOLDERS'	$ 556,526	$3,395,418
EQUITY

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AS RESTATED

	2005	2004

SALES	$ 68,549	$ 383,824

COST OF SALES	29,108	153,323

GROSS MARGIN	39,441	230,501

GENERAL AND ADMINISTRATIVE EXPENSE	851,310	597,313
STOCK BASED COMPENSATION EXPENSE	2,009,920	-
RESEARCH AND DEVELOPMENT EXPENSE	1,337,503	360,467
SALES AND MARKETING EXPENSE	661,559	786,243
DEPRECIATION	54,077	36,447
LOSS FROM OPERATIONS	(4,874,928)	(1,549,970)

OTHER INCOME AND EXPENSES

Interest income/(expense), net	22,804	(1,153,871)
Write down of Licensing Rights (note 6)	-	(229,999)
	22,804	(1,383,870)

LOSS BEFORE INCOME TAXES	(4,852,124)	(2,933,840)

INCOME TAX (note 12)	--	--

NET LOSS	$ (4,852,124)	$ (2,933,840)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.08)	(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,251,521	22,741,117

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AS RESTATED

	Common Stock		Additional		Total
	Number of		Paid-in		Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance at
September 30,
2003	16,920,082	$1,692	$4,024,039	$(4,225,980)	$(200,249)
Issuances of
Common Stock
for consulting,
legal services	100,000	11	29,990		30,001

Conversion of
Promissory Notes	3,752,340	375	1,535,859		1,536,234

Commission on
Promissory Notes
and Common
Stock Issued	4,308,186	431	580,120		580,551

Issuances of
Common Stock	27,224,034	2,723	3,410,027		3,412,750

Net Loss, as restated,
for the year ending
September 30, 2004				(2,933,840)	(2,933,840)

Balance, as of
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory Notes	5,203,470	520	510,988		511,508

Issuance of
Stock Options
for consulting services			62,300		62,300

Stock Based
compensation expense			2,009,920		2,009,920

Net Loss for
the year			(4,852,124)		(4,852,124)

Balance, as of
September 30,
2005	57,508,112	$5,752	$12,163,243	$ (12,011,944)	$ 157,051

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AS RESTATED

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,852,124)	$(2,933,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,077	36,447
Write down of licensing rights	-	229,999
Shares Issued For Services Rendered	-	610,552
Stock based compensation expense	2,009,920	-
Options Issued For Services Rendered	62,300	-
Interest expense on convertible debt	-	1,161,000
Changes in assets and liabilities:
(Increase)/Decrease in Inventory	99,106	(38,367)
(Increase)/Decrease in Accounts Receivable	8,047	(22,268)
(Increase)/Decrease in Prepaid Expenses	50,597	(63,950)
Increase in Accounts Payable and Accrued Liabilities	105,404	24,347

NET CASH USED IN OPERATING ACTIVITIES	(2,462,673)	(996,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(45,519)	(151,445)

NET CASH USED IN INVESTING ACTIVITIES	(45,519)	(151,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of Notes Payable, net (note 8)	(154,392)	191,063
Proceeds from Issuance of Common Stock (net)	-	3,787,984

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(154,392)	3,979,047

NET INCREASE/(DECREASE) IN CASH	(2,662,584)	2,831,522

CASH, and cash equivalents, beginning of year	2,856,042	24,520

CASH, and cash equivalents, end of year	$193,458	$2,856,042
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows has been prepared using indirect method as defined under Statement of Financial Accounting
Standard of No. 95.
Income Tax Paid	$0	$0
Interest Paid	$0	$154,674

ALPHARX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004, AS RESTATED

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1997. The Company is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies.

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and a wholly-owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., will be involved in manufacturing and marketing of certain of the Company's existing products and certain future products in the far east. Alpha AP Inc. remains inactive as of September 30, 2005 and will commence activities once local health authorities grant approval to commence over the counter sales of certain products.

The consolidated financial statements reflect the activities of the Company, AlphaRx Canada Limited and AlphaRx International Holdings Limited – its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amount of the Company's accounts receivable, accounts payable, accrued liabilities, litigation liabilities and notes payable approximates their fair value because of the short maturity of these instruments.

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

Property Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is calculated by using the Modified Accelerated Cost Recovery System Method for financial reporting as well as for income tax purposes at rates based on the following estimated useful lives:

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

Concentrations of Credit Risks and Revenues

The Company's receivables are unsecured and are generally due in 30 Days. Currently, the Company does not have a diverse customer base as approximately 75% of revenues were derived from two customers during the year ended September 30, 2005, similar to 2004. The majority of the Company's customers are blue chip, publicly traded companies.

Stock Based Compensation

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The fair value of the stock options are amortized into income over the vesting period of the options.

Recent Pronouncements

SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate TimeSharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

SFAS 154- In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections". The statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE

	2005	2004

Accounts receivable	$44,794	$51,576
Less: Allowance for doubtful accounts	2,911	1,646

	$41,883	$49,930

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4. INVENTORY

Inventory comprised the following:

	2005	2004

Raw materials	$-	$59,844
Finished goods	81,166	120,428

	$81,166	$180,272

NOTE 5. PROPERTY, PLANT & EQUIPMENT
	2005	2004

Leasehold Improvements	$21,553	$19,948
Furniture & Fixtures	31,590	25,089
Machinery & Equipment	335,264	293,475

COST	388,407	338,512

Less: Accumulated depreciation/amortization

Leasehold Improvements	7,598	3,573
Furniture & Fixtures	13,003	8,679
Machinery & Equipment	134,831	84,727

	155,432	96,979

NET	$232,975	$241,533

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

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2005	2004

Trade Accounts Payable	$275,363	$177,962
Accrued Liabilities	109,112	101,109

	$384,475	$279,071

NOTE 8. NOTES PAYABLE

All notes payable outstanding as at September 30, 2004 were either converted into common stock plus warrants to purchase common stock, or repaid during the year. Of the notes payable, $520,347 were converted into common stock plus warrants to purchase common stock, and the remaining notes were repaid in cash. Issuance costs served to increase Shareholders' Equity by a net amount of $511,508.

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The senior convertible notes were issued at a conversion price less than the quoted market price on the date of issue. Accordingly, during 2004, interest expense of $1,161,000 was recognized and additional paid in capital was increased by the same amount via a restatement of previously reported amounts. See also Note 18 – Restatement.

NOTE 9. LITIGATION LIABILITY

The Company is a defendant in a lawsuit, filed by a prospective investor alleging breach of contract, which seeks damages totaling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 10. COMMITTMENTS

Leases

The Company leases automobile and research and development equipment as well as its main premises. The aggregate minimum annual and total payments due under these leases are as follows:

Year	Amount

2006	$72,535
2007	$71,221
2008	$56,741

2009	$17,118
2010	$ 1,890

TOTAL	$219,505

NOTE 11. COMMON STOCK

During July, 2004, the majority of the Company's stockholders, by written consent, agreed to increase the authorized number of common shares to 250,000,000 from the existing authorization for 100,000,000.

The Company is hence authorized to issue up to 250,000,000 shares of common stock. As of September 30, 2005, there remains issued and outstanding 57,508,112 shares of common stock which has a stated par value of $0.0001 per share.

During 2005, convertible notes totalling $520,347 were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share. These warrants expire between September 1, 2007 and October 13, 2007.

During 2004, the Company issued 100,000 shares of common stock at a price of $0.30 per share for consulting and legal services; $375,234 of convertible promissory notes were converted into 3,752,340 shares of common stock at $0.10 per share; 1,313,542 shares were issued in lieu of cash commission for the placement of promissory notes at a value of $131,354; 27,224,034 shares were issued at $0.15 per share in connection with a private placement, and 2,994,644 shares were issued in lieu of cash commission at a value of $449,197 in connection with the private placement of stock. Total proceeds from the private placement, net of cash value of all commissions and other issuance expenses of $90,304, was $3,412,750.

NOTE 12. INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets is as follows:

	2005	2004

Deferred tax assets:

Operating loss carry forwards	$2,872,665	$1,927,500
Valuation allowance	2,872,665	1,927,500

Net deferred tax assets	0	0

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options exercisable at September 30, 2003, 2004	1,150,000	$0.10
and 2005

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Outstanding as of September 30, 2004 and 2005	570,000	$0.63
Options exercisable at September 30, 2005	570,000	$0.63

The Company granted 645,000 stock options to consultants during fiscal 2003. We recognized $280,594 in administrative expenses related to the granting of these options during fiscal 2003. The fair value of each option granted during 2003 was determined using the Black-Scholes Option Pricing Method.

The Company did not grant any stock options during fiscal 2004. The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company can issue up to 24,000,000 options to purchase common stock. Under this plan the Company granted the following options to employees and consultants during fiscal 2005:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Exercised/Cancelled	0
Outstanding as of September 30, 2005	20,710,000	$0.16
Options exercisable at September 30, 2005	600,000	$0.39

Additional information with respect to the Plan's stock option activity is as follows:

Grant	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
Date	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
	20,710,000			$2,555,499

Of these options, 600,000 which were granted to consultants vest immediately, and the remaining 20,110,000 were granted to employees including directors and vest on the first anniversary of the grant date.

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Resultingly, the Company recorded $2,009,920 in stock based compensation expense related to employee options during the year using the Black-Scholes option pricing model. The Company also recorded $62,300 in administrative expenses related to the options granted to consultants using the Black-Scholes option pricing model. See also subsequent event note below.

Had the Company continued to use APB 25, and not reflected employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	Pro Forma per
	SFAS 123(R)	APB 25

Stock Based compensation	$ 2,072,220	$ 62,300

Net Loss (pre-tax/after tax)	$(4,852,124)	$(2,842,204)

Basic and Diluted Loss per share	$(0.08)	$(0.05)

NOTE 14. WARRANTS

The Company has the following warrants outstanding to purchase common stock at September 30, 2004 and 2005:

	2005	2004

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $1.10, expiring
December 19, 2005.	670,275	670,275

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.65 expiring June 17,
2006.	75,524	75,524

Warrants issued in return for financial advisory services
whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring
September 1, 2007.	3,000,000	3,000,000

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.15, expiring
September 1, 2007.	2,994,642	2,994,642

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.30, expiring
September 1, 2007	2,287,669	2,287,669

Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the
holder to purchase one share of common stock at an exercise
price of $0.30, expiring September 1, 2007.	39,931,492	34,728,712

Warrants issued in conjunction with the conversion of
promissory notes and in conjunction with the private
placement completed during July and September, 2004. One
warrant entitles the holder to purchase on share of common
stock at an exercise price of $0.30, expiring October 13, 2007.	5,204,160	-

Warrant issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.05, expiring January
1, 2005.	-	250,000

	54,163,762	44,006,822

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

NOTE 17. SUBSEQUENT EVENTS

On October 17, 2005 the Company granted 3,290,000 options under the Plan to employees including directors and officers. The exercise price of these options is $0.075 and all options vest on the first anniversary date of the grant.

On December 2, 2005 the Company extended the expiry date of $1.10 warrants. There were 670,275 warrants exercisable at $1.10 per share, expiring December 19, 2005. The expiry period was extended to December 19, 2007.

NOTE 18. RESTATEMENT OF 2004 FINANCIAL STATEMENTS

EITF 98-5 and EITF 00-27 requires recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature including the value of the warrants, which was applicable in this instance. The warrants were valued using Black –Scholes Pricing Method. The debt discount on the beneficial conversion has been limited to the proceeds received and has been amortized over the term of the convertible debt.

Previously reported results during fiscal 2004 did not include recognition of a conversion feature that is in-the-money at issuance as additional paid in capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. Restatement for the year ended September 30, 2004 was as follows:

Net Loss as previously reported:	$(1,772,840)

Interest expense per EITF 98-5	(1,161,000)
and EITF 00-27:

Net Loss, as restated:	$(2,933,840)