Form 10QSB
period 2005-12-31
ALPHARX INC
filed 2006-02-14
CIK 1114936

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
Common Stock,
$.0001 par value (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on February 14, 2006 was 57,508,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB

DECEMBER 31, 2005

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December
31, 2005 and September 30, 2005	3

Unaudited Interim Consolidated Statements of Operations for the three months
ended December 31, 2005 and December 31, 2004	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Equity
(Deficiency)	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months
ended December 31, 2005 and December 31, 2004	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial Condition and Plan	11
of Operation

Other Information	15

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2005 AND SEPTEMBER 30,2005
(UNAUDITED)

	December 31,	September 30,
	2005	2005
CURRENT ASSETS

Cash and Cash Equivalents	$ 55,618	$ 193,458
Accounts Receivable, net	56,120	41,883
Prepaid Expenses	10,024	17,043
Inventory	73,724	81,166

TOTAL CURRENT ASSETS	195,486	333,550

PROPERTY, PLANT & EQUIPMENT, net	217,752	232,975
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	413,239	566,526

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	584,941	384,475
Notes Payable (Note 4)	188,889	-
Litigation Liabilities (Note 5 )	25,000	25,000
TOTAL CURRENT LIABILITIES	798,830	409,475

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding December 31, 2005 and September 30,
2005: 57,508,112	5,752	5,752
Additional paid-in capital	12,663,054	12,163,243
Deficit	(13,054,397)	(12,011,944)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(385,591)	157,051

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)	$ 413,239	$ 566,526

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

Three months ended December 31,	2005	2004

SALES	$ 21,812	$ 8,946

COST OF SALES	7,436	4,428

GROSS MARGIN	14,376	4,518

GENERAL AND ADMINISTRATIVE EXPENSES	181,483	145,468
STOCK BASED COMPENSATION EXPENSE	499,811	-
RESEARCH AND DEVELOPMENT EXPENSES	353,725	154,012
SALES AND MARKETING EXPENSE	5,475	147,848
DEPRECIATION	14,925	11,044
LOSS FROM OPERATIONS	(1,041,043)	(454,260)

OTHER INCOME AND EXPENSES

Interest Income/(Expense), net	(1,410)	9,826

LOSS BEFORE INCOME TAXES	(1,042,453)	(444,434)

INCOME TAX	-	-

NET LOSS	$ (1,042,453)	$ (444,434)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,508,112	56,490,117

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance as of
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory
Notes	5,203,470	520	510,988		511,508

Issuance of
Stock Options
for consulting services			62,300		62,300

Stock Based
compensation expense			2,009,920		2,009,920

Net Loss for
the year				(4,852,124)	(4,852,124)

Balance as of
September 30,
2005	57,508,112	$5,752	$12,163,243	$(12,011,944)	$157,051

Issuance of
Stock Options
for consulting services			50,922		50,922

Stock Based
compensation expense			448,889		448,889

Net Loss for				(1,042,453)	(1,042,453)
the period

Balance as of
December 31,
2005	57,508,112	$5,752	$12,663,054	$(13,054,397)	$(385,591)

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

Three months ended December 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,042,453)	$ (444,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,925	11,450
Stock based compensation expense	499,811	-
Changes in assets and liabilities:
(Increase)/decrease in Inventory	7,442	(59,573)
Increase in Accounts Receivable	(14,237)	(853)
Decrease in Prepaid Expenses	7,019	16,843
Increase in Accounts Payable and Accrued Liabilities	200,466	71,273

NET CASH USED IN OPERATING ACTIVITIES	(327,027)	(405,294)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net	298	(26,348)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	298	(26,348)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of Notes Payable	188,889	(665,900)
Proceeds from Issuance of Common Stock (net)	-	511,508

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,889	(154,392)

NET DECREASE IN CASH	(137,840)	(586,034)

CASH, and cash equivalents, beginning of period	193,458	2,856,042

CASH, and cash equivalents, end of period	$55,618	$2,270,008

Income Tax Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and a wholly-owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., will be involved in manufacturing and marketing of certain of the Company's existing products and certain future products in the far east. Alpha AP Inc. remains inactive as of December 31, 2005.

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

NOTE 4. NOTES PAYABLE

The Company issued approximately $188,000 in promissory notes during the three months ended December 31, 2005. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance.

During the three months ended December 31, 2004, the Company converted $520,347 in convertible promissory notes into 5,203,470 shares of common stock plus warrants to purchase 10,406,940 shares of common stock at an exercise price of $0.30 per share. These warrants expire during September and October, 2007. The remaining notes outstanding after conversion were repaid with proceeds from the private placement completed during September, 2004.

NOTE 5. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2005, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were no shares issued during the three months ended December 31, 2005. During the three months ended December 31, 2004, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share.

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. This Plan was terminated during fiscal 2001. Under this Plan, the option exercise price is $0.10. Outstanding stock options granted under the Plan will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options outstanding and exercisable at
December 31, 2005	1,150,000	$0.10

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares will be granted to certain key employees, consultants and directors. Under the Plan, the option exercise price and its fair market value are determined to be $0.50 -$0.69. All options will expire on February 10, 2008 and will vest, and become exercisable in three instalments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
	8
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Outstanding as of December 31, 2005	570,000	$0.63
Options exercisable at December 31, 2005	570,000	$0.63

The Company granted 645,000 stock options to consultants during fiscal 2003. We recognized $280,594 in administrative expenses related to the granting of these options during fiscal 2003. The fair value of each option granted during 2003 was determined using the Black-Scholes Option Pricing Method.

The Company did not grant any stock options during fiscal 2004. The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company can issue up to 24,000,000 options to purchase common stock. Under this plan the Company granted the following options to employees and consultants during fiscal 2005 and during the first quarter of fiscal 2006 ending December 31st, 2005:

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during Q1, fiscal 2006	3,290,000	$0.075
Exercised/Cancelled	0
Outstanding as of December 31, 2005	24,000,000	$0.15
Options exercisable at December 31, 2005	13,320,000	$0.16

Additional information with respect to the Plan's stock option activity is as follows:

Grant Date	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

Of these options, 600,000 which were granted to consultants vest immediately, and the remaining 23,400,000 vest on the first anniversary of the grant date.

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Resultingly, the Company recorded $2,009,920 in stock based compensation expense during fiscal 2005 and $499,811 during the three months ended December 31, 2005 using the Black-Scholes option pricing model. The Company also recorded $62,300 in administrative expenses during 2005 related to the options granted to consultants using the Black-Scholes option pricing model. There remains $228,027 in stock compensation to be expensed over the vesting period of these options.

Had the Company continued to use APB 25, and not reflected employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	Pro Forma per
	SFAS 123(R)	APB 25

Stock Based compensation	$ 499,811	$ 1,857

Net Loss (pre-tax/after tax)	$(1,042,453)	$(544,499)

Basic and Diluted Loss per share	$(0.02)	$(0.01)

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at December 31, 2005:

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $1.10, expiring December 19, 2007.	670,275

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.65 expiring June 17, 2006.	75,524

Warrants issued in return for financial advisory services whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring September 1, 2007.
This warrant can only be exercised after January 29, 2005.	3,000,000

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.15, expiring September 1, 2007.	2,994,642

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock
at an exercise price of $0.30, expiring September 1, 2007.	2,287,669

Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 – 27,505,378; September 1,
2007 – 12,426,114; October 13, 2007 – 5,204,160.	45,135,652

54,163,762

NOTE 9: RECLASSIFICATIONS

Certain amounts in 2004 have been reclassified to conform to current year's presentation.

NOTE 10: SUBSEQUENT EVENT

Subsequent to December 31, 2005 and up to February 13, 2006 the Company has issued Promissory Notes totalling approximately USD $73,340. These Promissory Notes bear interest at the rate of 12% per annum and are due on the first anniversary date of issuance.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

The Company incurred a net loss of $1,042,453 for the three month period ended December 31, 2005 as compared to a loss of $444,434 incurred for the same period a year ago, an increase of $598,019 or approximately 135%. The increase stems primarily from an increase in stock based compensation expense of $499,811 with no comparable expense in the same period a year ago. We are also focusing on research and development activities related primarily to clinical trials of Indaflex and preclinical activities for various new formulations.

Sales

Sales for the three months ended December 31, 2005 were $21,812 as compared to $8,946 generated for the same period a year ago, an increase of $12,866 or 144%. We generated $5,273 in royalties during the three months ended December 31, 2005 with no comparable royalties during the same period a year ago. The remaining increase resulted from repeat orders from existing customers.

Gross Margin

Cost of Sales for the three months ended December 31, 2005 was $7,436 as compared to $4,428 incurred for the same period a year ago. Resulting Gross Margin increased to $14,376 or approximately 66% of sales as compared to Gross Margin of $4,518 or approximately 51% of sales for the same period a year ago. Excluding royalties our gross margin for the three months ended December 31, 2005 was 55%.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the three months ended December 31, 2005 were $181,483 as compared to $145,468 incurred for the same period a year ago, an increase of $36,015 or approximately 25%. Financial advisory fees of $30,000 were incurred during the three months ended December 31, 2005 with no comparable expense during the same period a year ago.

Stock Based Compensation Expense

We decided to adopt fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. As a result we expensed $499,811 in stock based compensation during the three months ended December 31, 2005 with no comparable expense during the same period a year ago. There remains $228,027 in stock based compensation to be expensed over the vesting period of the options granted.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2005 were $353,725 as compared to $154,012 incurred for the same period a year ago, an increase of $199,793 or about 130%. The increase relates primarily to Phase II Indaflex clinical trials being undertaken, and ongoing research and development of other over the counter products. We expect to increase research and development expenses over the remainder of 2006 as we accelerate the development and testing of our Indaflex drug candidate.

Sales and Marketing

We determined to curtail sales and marketing expenditures for Flexogan based on increasing competition in the pain relief segment of the market and our available financial resources. Sales and marketing expenditures were $5,475 for the three months ended December 31, 2005 as compared to $147,848 incurred during the same period a year ago, a decrease of $142,373 or about 96%. We continue to seek collaborative partners to market and sell our Flexogan line of products.

Depreciation

Depreciation totalled $14,925 during the three months ended December 31, 2005 as compared to $11,044 incurred during the same period a year ago, an increase of $3,881 or about 35%. The increase stems from increased capital expenditures during fiscal 2005. There were no capital expenditures during the three month period ended December 31, 2005.

Loss from Operations

Loss from operations were $1,041,043 for the three months ended December 31, 2005 as compared to a loss of $454,260 incurred for the same period a year ago, an increase of $586,783 or approximately 129%. Stock based compensation expense of $499,811 with no comparable prior period expense was primarily the cause of the increased loss from operations.

September 30, 2005 Financial Statements:

The September 30, 2005 Financial Statements filed with our annual 10K on December 29, 2005 had Total Assets and Total Liabilities and Shareholders' Equity reported as $556,526. The figure should have read $566,526.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2005 the Company had working capital deficiency of $(603,344) compared to a working capital deficiency of $(75,925) as at September 30, 2005. We issued $188,000 in promissory notes during the three months ended December 31, 2005 and intend to continue to issue such promissory notes until we can source more permanent funding. We have issued additional financing in the form of promissory notes in the amount of $73,340 from January 1, 2006 until February 13, 2006. These notes are repayable within one year and bear interest at 12% per annum.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue any stock during the three month period ending December 31, 2005. During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt.

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

DATED: February 14, 2006

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director