Form 10QSB/A
period 2005-12-31
ALPHARX INC
filed 2006-02-21
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2005

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

EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2006 (the "Original Filing") to restate the Period of the Report contained on the Cover Page in the Original Filing.  The Original Filing contained "For the quarterly period ended: December 31, 2004" and should have been "For the quarterly period ended: December 31, 2005".  Except as described in the previous sentence, no information contained in the Original Filing has been amended, modified or updated in any way and no additional information was required to be added.

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

The consolidated financial statements reflect the activities of the Company, AlphaRx Canada Limited and AlphaRx International Holdings Limited - its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

We established a wholly-owned subsidiary - AlphaRx International Holdings Limited in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture - AlphaAP Inc., will be involved in the manufacture and marketing of certain existing and future products in the far east.

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

DATED: February 20, 2006

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director