Form 10QSB
period 2006-03-31
ALPHARX INC
filed 2006-05-12
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2006

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on May 11, 2006 was 57,508,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB

MARCH 31, 2006

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of March 31
2006 and September 30, 2005	3

Unaudited Interim Consolidated Statements of Operations for the six months
ended March 31, 2006 and March 31, 2005	4

Unaudited Interim Consolidated Statements of Operations for the three months
ended March 31, 2006 and March 31, 2005	5

Unaudited Interim Consolidated Statements of Changes in Shareholders' Equity
(Deficiency)	6

Unaudited Interim Consolidated Statements of Cash Flow for the six months
ended March 31, 2006 and March 31, 2005	7

Condensed Notes to Unaudited Interim Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition and Plan	14
of Operation

Other Information	19

ALPHARx, INC.

INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2006 AND SEPTEMBER 30,2005
(UNAUDITED)

	March 31,	September 30,
	2006	2005
CURRENT ASSETS

Cash and Cash Equivalents	$34,316	$193,458
Accounts Receivable, net	81,179	41,883
Prepaid Expenses	6,680	17,043
Inventory	-	81,166

TOTAL CURRENT ASSETS	122,175	333,550

PROPERTY, PLANT & EQUIPMENT, net	199,103	232,975
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	321,279	566,526

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	792,856	384,475
Notes Payable, net of discount (Note 4)	23,399	-
Litigation Liabilities (Note 6 )	25,000	25,000
TOTAL CURRENT LIABILITIES	841,255	409,475

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and
outstanding March 31, 2006 and September 30, 2005:	5,752	5,752
57,508,112
Additional paid-in capital	13,227,243	12,163,243
Deficit	(13,752,971)	(12,011,944)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(519,976)	157,051

TOTAL LIABILITIES AND SHAREHOLDERS'	$321,279	$566,526
EQUITY (DEFICIENCY)

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

Six months ended March 31,	2006	2005

SALES	$22,003	$ 25,146
LICENSE FEES AND ROYALTIES (Note 5)	107,184	-

TOTAL REVENUES	129,187	25,146

COST OF SALES	8,919	11,079

GROSS MARGIN	120,268	14,067

GENERAL AND ADMINISTRATIVE EXPENSES	369,313	307,277
STOCK BASED COMPENSATION EXPENSE	607,664	54,673
RESEARCH AND DEVELOPMENT EXPENSES	807,415	481,388
SALES AND MARKETING EXPENSES	32,845	419,576
DEPRECIATION	33,079	25,018
LOSS FROM OPERATIONS	(1,730,048)	(1,273,865)

OTHER INCOME AND EXPENSES

Interest Income/(Expense), net	(10,979)	18,087

LOSS BEFORE INCOME TAXES	(1,741,027)	(1,255,778)

INCOME TAX	-	-

NET LOSS	$(1,741,027)	$(1,255,778)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,508,112	56,993,521

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

Three months ended March 31,	2006	2005

SALES	$5,465	$16,200
LICENSE FEES AND ROYALTIES (Note 5)	101,910	-

TOTAL REVENUES	107,375	16,200

COST OF SALES	1,483	6,651

GROSS MARGIN	105,892	9,549

GENERAL AND ADMINISTRATIVE EXPENSES	187,830	161,809
STOCK BASED COMPENSATION EXPENSE	107,853	54,673
RESEARCH AND DEVELOPMENT EXPENSES	453,690	327,376
SALES AND MARKETING EXPENSES	27,370	271,728
DEPRECIATION	18,154	13,568
LOSS FROM OPERATIONS	(689,005)	(819,605)

OTHER INCOME AND EXPENSES

Interest Income/(Expense), net	(9,569)	8,261

LOSS BEFORE INCOME TAXES	(698,574)	(811,344)

INCOME TAX	-	-

NET LOSS	$(698,574)	$(811,344)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,508,112	57,508,112

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance as of
September 30,
2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of
Promissory
Notes	5,203,470	520	510,988		511,508

Issuance of
Stock Options
for consulting services			62,300		62,300

Stock Based
compensation expense			2,009,920		2,009,920

Net Loss for
the year				(4,852,124)	(4,852,124)

Balance as of
September 30,
2005	57,508,112	$5,752	$12,163,243	$(12,011,944)	$157,051

Issuance of
Stock Options
for consulting services			111,224		111,224

Stock Based
compensation expense			496,440		496,440

Unamortized discount			456,336		456,336
related to issuance of
warrants

Net Loss for				(1,741,027)	(1,741,027)
the period

Balance as of
March 31,
2006	57,508,112	$5,752	$13,227,234	$(13,752,971)	$(519,976)

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

Six months ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,741,027)	$(1,255,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,079	25,018
Stock based compensation expense	496,440	-
Options issued for services rendered	111,224	54,673
Changes in assets and liabilities:
(Increase)/decrease in Inventory	81,166	(33,300)
(Increase)/decrease in Accounts Receivable	(39,296)	(4,982)
(Increase)/Decrease in Prepaid Expenses	10,363	(8,700)
Increase in Accounts Payable and Accrued Liabilities	408,381	121,307

NET CASH USED IN OPERATING ACTIVITIES	(639,670)	(1,101,762)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	793	(30,652)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	793	(30,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Discount on issuance of Notes Payable	456,336	-
Issuance (repayment) of Notes Payable, net of discount	23,399	(154,932)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	479,735	(154,392)

NET DECREASE IN CASH	(159,142)	(1,286,806)

CASH, and cash equivalents, beginning of period	193,458	2,856,042

CASH, and cash equivalents, end of period	$34,316	$1,569,236

Income Tax Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006
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

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and a wholly-owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., will be involved in manufacturing and marketing of certain of the Company's existing products and certain future products in the far east. Alpha AP Inc. remains inactive as of March 31, 2006.

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

NOTE 4. NOTES PAYABLE

The Company issued approximately $469,000 in promissory notes during the six months ended March 31, 2006. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

In conjunction with these promissory notes, the Company issued warrants. This in turn required a discount to be established capped at the principal amount of the promissory notes.

Promissory Notes Issued:	$469,497
Discount on Promissory Notes:	(469,497)
Interest Accrued	10,238
Discount Amortized:	13,161

Promissory Notes Payable
March 31, 2006:	23,399

There remains $456,336 in discount to be amortized over the life of the promissory notes. See also Note 10 – subsequent events for additional new promissory notes issued subsequent to March 31, 2006.

During the six months ended March 31, 2005, the Company converted $520,347 in convertible promissory notes into 5,203,470 shares of common stock plus warrants to purchase 10,406,940 shares of common stock at an exercise price of $0.30 per share. These warrants expire during September and October, 2007. The remaining notes outstanding after conversion were repaid with proceeds from the private placement completed during September, 2004.

NOTE 5. LICENSE FEES

During the three months ended March 31, 2006 the Company generated license fee revenues for the first time. License fee revenues are recognized under the following circumstances: Persuasive evidence of an agreement exists, the Company has delivered all the elements under the agreement, and collection of amounts under the agreement is probable. In accordance with the existing license agreement, revenue will not be recognized until clinical and sales milestones have been achieved, and collection is probable.

NOTE 6. LITIGATION LIABILITY

The Company is a defendant in a lawsuit filed by a prospective investor alleging breach of contract, which seeks damages totalling $25,000. The Company believes the suit is without merit, however, to remain conservative, the entire claim has been accrued in the financial statements.

Subsequent to March 31, 2006 the Company received notice that the claim has been dismissed and is no longer outstanding. Upon receipt of court documentation this liability will be reversed.

NOTE 7. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2006, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were no shares issued during the six months ended March 31, 2006. During the six months ended March 31, 2005, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share.

NOTE 8. STOCK OPTION PLANS

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options outstanding and exercisable at March
31, 2006	1,150,000	$0.10

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Outstanding as of March 31, 2006	570,000	$0.63
Options exercisable at March 31, 2006	570,000	$0.63

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during Q1, fiscal 2006	3,290,000	$0.075
Exercised/Cancelled	0
Outstanding as of March 31, 2006	24,000,000	$0.15
Options exercisable at March 31, 2006	20,710,000	$0.16

Additional information with respect to the Plan's stock option activity is as follows:

Grant Date	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

Of these options, 600,000 which were granted to consultants vest immediately, and the remaining 23,400,000 have vested or will vest on the first anniversary of the grant date.

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this Plan up to 5,000,000 options may be granted. As of March 31, 2006 no options have been granted under the 2006 Option Plan.

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company recorded $1,139,455 in stock based compensation expense during the six months ended March 31, 2006 ($54,673 for the six months ended March 31, 2005). The Black-Scholes option pricing model was used to calculate this expense.

There remains $133,335 in stock compensation to be expensed over the vesting period of these outstanding options.

Had the Company continued to use APB 25, and not reflected employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	Pro Forma per

	SFAS 123(R)	APB 25

Stock Based compensation	$ 607,664	$ 111,224

Net Loss (pre-tax/after tax)	$(1,741,027)	$(1,244,587)

Basic and Diluted Loss per share	$(0.03)	$(0.02)

NOTE 9. WARRANTS

The Company has the following warrants outstanding to purchase common stock at March 31, 2006:

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
during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 – 27,505,378; September 1,
2007 – 12,426,114; October 13, 2007 – 5,204,160.	45,135,652

Warrants issued in conjunction with the issuance of Promissory
Notes during February, 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring February 13, 2008.	1,577,453

Warrants issued in conjunction with the issuance of Promissory
Notes during March, 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring March 31, 2008	3,182,000
58,923,215

NOTE 10: SUBSEQUENT EVENTS

During April, 2006 the Company signed a License Agreement with Proprius Pharmaceuticals Inc. ("Proprius"). Under the terms of the agreement, Proprius will undertake completion of clinical trials for Indaflex at their cost, and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. The Company will receive clinical and sales milestone payments as well as royalties based on net sales of Indaflex. Payments are contingent upon successful completion of clinical trials, FDA and European Union approvals, and successful commercialization of the products.

During April, 2006 the Company signed a term sheet with New Super Limited ("NSL") to allow NSL to purchase up to 25% of the outstanding common shares of AlphaRx International Holdings Ltd. ("AIH") – a wholly-owned subsidiary of the Company. In conjunction with the term sheet, NSL made a non-refundable payment of $100,000 to AIH.

On May 1, 2006 the Company entered into a new Joint Venture ("JV") agreement with a leading mainland Chinese marketing company for the purpose of manufacturing, marketing and distributing AIH's line of pharmaceutical and over the counter consumer health products in Asia. The Chinese company has agreed to fund the JV with working capital of RMB 250 million (about USD$31 million). AIH has agreed to license certain products and to develop novel branded generic products in lieu of a capital contribution to the JV. As a result the JV will issue to AIH shares equivalent to 30% of its total issued and outstanding common stock. AIH will also receive a royalty of 5% on all gross sales generated by the new JV.

The Company has issued an additional CAD $50,000 in promissory notes subsequent to March 31, 2006 for working capital purposes. These Promissory Notes bear interest at the rate of 12% per annum and are due on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

NOTE 11: RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been restated to conform to current year presentation.

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

The costs incurred for individual research and development initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion drug delivery system to the specific drug in order to improve that drug's effectiveness; and (iii) we do not maintain a time control system to differentiate research and development activities between similar initiatives.

The nature, timing and estimated costs to complete a research and development initiative and anticipated completion dates cannot be estimated because: (i) the nature of research is experimental and we could encounter unforeseen situations which could significantly delay project completion or require us to abandon the project; (ii) timing to complete a research initiative depends, to a certain extent, on financial resources and we cannot predict with any degree of certainty that financial resources will be available when needed to complete any specific initiative and (iii) cost estimates cannot be predicted with any acceptable degree of accuracy due to unforeseen issues arising during the clinical stages or the approval stages of any specific initiative.

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

We cannot predict the timing of material net cash inflows from significant initiatives due to a number of factors including (i) availability of financial resources required to market a new product either directly or via a partner, (ii) our lack of experience in bringing a new product to market successfully and gaining market share; (iii) competitors' products and the nature and timing of their marketing initiatives.

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

During 2003 we initiated commercialization of our products commencing with sales of Flexogan in the Canadian market. It became evident during 2005 that we required substantial additional financial resources to pursue our Flexogan marketing strategy. We determined that completion of Phase II clinical trials was the best course of action with the resources remaining. Should we be successful in raising additional funding we will continue to pursue completion of Phase II trials as our primary objective.

We signed a licensing agreement with Andromaco in August 2003 for the commercialization of our lead pharmaceutical product "Indaflex" in Mexico. Mexican health authorities gave approval to Andromaco to start sales of Indaflex™ in Mexico. We collected our first royalties from Indaflex sales in the year ended September 30, 2005. Royalties continue to flow into the Company based on sales generated in Mexico by Andromaco.

Recent Developments

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., will be involved in the manufacture and marketing of certain existing and future products in the far east.

We have one pharmaceutical drug – Indaflex - in the clinical trial stage (Phase 1 completed in March, 2005, Phase II underway as of November, 2005), and several pharmaceutical drugs in the preclinical stage.

We signed a License Agreement with Proprius Pharmaceuticals Inc. ("Proprius") during April, 2006. Under the terms of the agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments of up to $116 million. In addition, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees.

Our wholly-owned subsidiary – AlphaRx International Holdings Ltd. ("AIH") signed a term sheet with New Super Limited ("NSL") during April, 2006 for the purpose of funding AIH's business developments and commercialization of its licensed products in Asia. Under the terms of the agreement NSL has agreed to subscribe to AIH's shares for up to 25% of its fully diluted common stock for an aggregate consideration of approximately $2.5 million. Of this amount $100,000 has been paid. AIH will no longer be wholly-owned by us upon the infusion of funds from NSL.

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture company in mainland China. The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH. In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $31 million) into the Joint Venture in the form of equity. AIH will own 30% of the Joint Venture common stock and China Company will own 70%. AIH is also to receive a 5% royalty on all sales generated by the Joint Venture.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

The Company incurred a net loss of $1,741,027 for the six month period ended March 31, 2006 as compared to a loss of $1,255,778 incurred for the same period a year ago, an increase of $485,249 or approximately 39%. The increase stems primarily from an increase in stock based compensation expense of $552,991 when compared to the previous period. We are also focusing on research and development activities related primarily to clinical trials of Indaflex and preclinical activities for various new formulations. We are no longer actively marketing Flexogan due to financial constraints and increasing competition in the pain relief segment of the market.

Revenues

Revenues consist of Flexogan sales as well as license fees and royalties. Total revenues for the six month period ended March 31, 2006 were $129,187 as compared to $25,146 generated for the same period a year ago, an increase of $104,041 or about 413%. We recognized (and collected) $100,000 in license fees for the first time in our history, as well as generating $7,184 in Indaflex royalties. These two revenue streams account for virtually the entire increase in revenues. Flexogan sales decreased to $22,003 for the six months ended March 31, 2006 from $25,146 generated in the same period a year ago. Sales of Flexogan continue, however, we are no longer marketing the products and anticipate sales to diminish over the coming months.

Gross Margin

Cost of Sales for the six months ended March 31, 2006 was $8,919 as compared to $11,079 incurred for the same period a year ago. Resulting Gross Margin increased to $120,268 or approximately 93% of sales as compared to Gross Margin of $14,067 or approximately 56% of sales for the same period a year ago. Excluding royalties and license fees, our gross margin for the six months ended March 31, 2006 was $13,084 or 59% of sales. There are presently no direct costs related to the generation of license fees and royalties.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, inventory logistics, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the six months ended March 31, 2006 were $369,313 as compared to $307,277 incurred for the same period a year ago, an increase of $62,036 or approximately 20%.

Included in this expense category for the six months ended March 31, 2006 was the write off of existing Flexogan inventory in the amount of $72,366 with no comparable expense in the same period a year ago. As Flexogan is no longer being actively marketed, and to date there has been no success in sourcing an active partner to market this product, the value of the inventory was impaired, causing this write off.

Stock Based Compensation Expense

We decided to adopt fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. As a result we expensed $607,664 in stock based compensation during the six months ended March 31, 2006 as compared to $54,673 during the same period a year ago. There remains $589,671 in stock based compensation to be expensed over the vesting period of the options granted and over the life of the promissory notes and the warrants issued in conjunction with these promissory notes.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2006 were $807,415 as compared to $481,388 incurred for the same period a year ago, an increase of $326,027 or about 68%. The increase relates primarily to Phase II Indaflex clinical trials being undertaken, and ongoing research and development of other over the counter products. We anticipate a reduction in research and development expenses during the next quarter primarily due to the license agreement signed with Proprius. Under the terms of the agreement Proprius covers the cost prospectively, of present and future clinical trials related to Indaflex – the only drug undergoing clinical trials at this time. Beyond our next quarter, research and development expenses may increase depending on the availability of financial resources among other factors.

Sales and Marketing

We determined to curtail sales and marketing expenditures for Flexogan based on increasing competition in the pain relief segment of the market and our available financial resources. Sales and marketing expenditures were $32,845 for the six months ended March 31, 2006 as compared to $419,576 incurred during the same period a year ago, a decrease of $386,731 or about 92%.

Depreciation

Depreciation totalled $33,079 during the six months ended March 31, 2006 as compared to $25,018 incurred during the same period a year ago, an increase of $8,061 or about 32%. The increase stems from additional capital expenditures incurred during the latter half of fiscal 2005 which in turn resulted in additional depreciation expenses. There were no capital expenditures during the six month period ended March 31, 2006.

Loss from Operations

Loss from operations were $1,730,048 for the six months ended March 31, 2006 as compared to a loss of $1,273,865 incurred for the same period a year ago, an increase of $456,183 or approximately 36%. Stock based compensation expense of $607,664 for the six months ended March 31, 2006 as compared to $54,673 incurred during the same period a year ago (an increase of $552,991) was primarily responsible for the increase in loss from operations. The reduction in marketing expenses was generally offset by an increase in research and development expenses during the six months ended March 31, 2006.

Interest Income/Expense

Net Interest expense for the six month period ended March 31, 2006 was $10,979 as compared to net interest income of $18,087 generated during the same period a year ago. We exhausted funds raised from a private placement during our first fiscal quarter in 2006, necessitating the issuance of interest bearing promissory notes. During the first six months of fiscal 2005 we still had a positive cash balance stemming from a private placement completed the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2006 the Company had a working capital deficiency of $(719,080) compared to a working capital deficiency of $(75,925) as at September 30, 2005. We issued approximately $469,000 in promissory notes during the six months ended March 31, 2006 and intend to continue to issue such promissory notes until we can source more permanent funding. We have issued additional financing in the form of promissory notes in the amount of CAD $50,000 subsequent to March 31, 2006. These notes are repayable within one year and bear interest at 12% per annum. We also issued warrants in conjunction with these promissory notes.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our entire business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations in the future. We cannot be certain that any financing will be available when needed on acceptable terms or at all. Any additional equity financings will be dilutive to our existing shareholders, and debt financing, if available, may require additional stock to be issued and/or involve restrictive covenants on our business.

We expect to continue to spend capital on:

  research and development programs;

  preclinical studies and clinical trials;

  regulatory processes; and

  third party licensees and distribution partners to manufacture and market our products for us.

The amount of capital we may need will depend on many factors, including:

  the progress, timing and scope of our research and development programs;

  the progress, timing and scope of our preclinical studies and clinical trials;

  the time and cost necessary to obtain regulatory approvals;

  the time and cost necessary to establish or to retain sales and marketing partners to market our products;
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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Farhad Walji vs. AlphaRx, Inc. and AlphaRx Canada Limited filed in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji has filed a claim asking for $25,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase common shares of AlphaRx's stock and damages resulting from lost opportunity. We have been informed by the courts during April, 2006 that this case has been dismissed and is no longer outstanding. Upon receipt of court documentation the liability will be reversed.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue any stock during the three and six month periods ending March 31, 2006. We did issue warrants to purchase 4,759,453 shares of common stock in conjunction with the issuance of promissory notes during the three months ended March 31, 2006. These warrants entitle the holder to purchase common stock at $0.10 per share and expire in February and March, 2008.

We did not issue any securities during the three months ended March 31, 2005. During the three months ended December 31, 2004 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt.

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

31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(b) REPORTS ON FORM 8-K

On April 19, 2006 we reported on a press release regarding a license agreement that we entered into with Proprius Pharmaceuticals, Inc. Under the agreement, we will receive an upfront payment of $1 million and will be eligible to receive additional clinical and sales milestone payments of up to $116 million for the successful development and commercialization of Indaflex, as well as royalties on all future sales.

On May 3, 2006 we reported on a press release regarding a joint venture agreement entered into between our wholly owned subsidiary – AlphaRx International Holdings Ltd and China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture company in mainland China. The China Party has agreed to provide funding of up to RMB 250 million (about $31 million) to establish a manufacturing facility and a distribution network in order to produce and market certain products and to develop new novel branded generic products in China.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 12, 2006

ALPHARx, INC.

By: __/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: __/S/ Michael M. Lee
Michael M. Lee, Director

By: __/S/ David Milroy
David Milroy, Director

By: __/S/ Ford Moore
Ford Moore, Director