Form 10QSB
period 2006-06-30
ALPHARX INC
filed 2006-08-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2006

OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: ________  to _________

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]         No [ ]

The number of outstanding shares of registrant's Common Stock on August 11, 2006 was 57,508,112.

Transitional Small Business Disclosure Format.     Yes [ ]         No [X]

ALPHARX, INC.

FORM 10-QSB

JUNE 30, 2006

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2006 AND SEPTEMBER 30,2005
(UNAUDITED)

	June 30,	September 30,
	2006	2005
CURRENT ASSETS

Cash and Cash Equivalents	$1,272,756	$193,458
Accounts Receivable, net	52,810	41,883
Prepaid Expenses	13,989	17,043
Inventory	-	81,166

TOTAL CURRENT ASSETS	1,339,555	333,550

PROPERTY, PLANT & EQUIPMENT, net	303,155	232,975
OTHER ASSETS
Licensing Right (Note 3)	1	1

TOTAL ASSETS	1,642,711	566,526

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	597,955	384,475
Notes Payable, net of discount (Note 4)	437,462	-
Litigation Liabilities (Note 5)	-	25,000

TOTAL CURRENT LIABILITIES	1,035,417	409,475

Minority Interest (Note 6)	165,515	-

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common Stock: $ 0.0001 par value,
Authorized 250,000,000 shares; issued and outstanding June 30, 2006 and September 30, 2005: 57,508,112	5,752	5,752
Additional paid-in capital	14,395,007	12,163,243
Deficit	(13,958,980)	(12,011,944)

TOTAL SHAREHOLDERS’ EQUITY	441,779	157,051

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,642,711	$566,526

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

Nine months ended June 30,	2006	2005

SALES	$27,141	$43,283
LICENSE FEES AND ROYALTIES (Note 7)	1,016,385	-

TOTAL REVENUES	1,043,526	43,283

COST OF SALES	9,320	19,179

GROSS MARGIN	1,034,206	24,104

GENERAL AND ADMINISTRATIVE EXPENSES	777,041	561,326
STOCK BASED COMPENSATION EXPENSE AND WARRANT AMORTIZATION	785,689	1,443,797
RESEARCH AND DEVELOPMENT EXPENSES	1,259,466	953,521
SALES AND MARKETING EXPENSES	86,564	571,286
DEPRECIATION	54,040	41,092
LOSS FROM OPERATIONS	1,928,594	3,546,918

OTHER INCOME AND EXPENSES

Interest (Income)/Expense, net	47,526	(21,792)

LOSS BEFORE INCOME TAXES	1,976,120	3,525,126

INCOME TAX	-	-

MINORITY INTEREST	(29,084)	-

NET LOSS	$1,947,036	$3,525,126

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.03)	(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,508,112	57,165,051

See condensed notes to consolidated financial statements

ALPHARx, INC. INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

Three months ended June 30,	2006	2005

SALES	$5,138	$18,137
LICENSE FEES AND ROYALTIES (Note 7)	909,201	-

TOTAL REVENUES	914,339	18,137

COST OF SALES	401	8,100

GROSS MARGIN	913,938	10,037

GENERAL AND ADMINISTRATIVE EXPENSES	407,728	254,049
STOCK BASED COMPENSATION EXPENSE AND WARRANT AMORTIZATION	178,025	1,389,124
RESEARCH AND DEVELOPMENT EXPENSES	452,051	472,133
SALES AND MARKETING EXPENSES	53,719	151,710
DEPRECIATION	20,961	16,074
LOSS FROM OPERATIONS	198,546	2,273,053

OTHER INCOME AND EXPENSES

Interest (Income)/Expense, net	36,547	(3,705)

LOSS BEFORE INCOME TAXES	235,093	2,269,348

INCOME TAX	-	-

MINORITY INTEREST	(29,084)	-

NET LOSS	$206,009	$2,269,348

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.01)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,508,112	57,508,112

See condensed notes to consolidated financial statements

ALPHARx, INC. INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance as of September 30, 2004	52,304,642	$5,232	$9,580,035	$(7,159,820)	$2,425,447

Conversion of Promissory Notes	5,203,470	520	510,988		511,508

Issuance of Stock Options for consulting services			62,300		62,300

Stock Based compensation expense			2,009,920		2,009,920

Net Loss for the year				(4,852,124)	(4,852,124)

Balance as of September 30, 2005	57,508,112	$5,752	$12,163,243	$(12,011,944)	$157,051

Issuance of Stock Options for consulting services			172,196		172,196

Stock Based compensation expense			483,279		483,279

Unamortized discount related to issuance of warrants			482,062		482,062

Net Loss for the period				(1,947,036)	(1,947,036)

Issuance of subsidiary’s common stock			1,094,227		1,094,227

Balance as of June 30, 2006	57,508,112	$5,752	$14,395,007	$(13,958,980)	$441,779

See condensed notes to consolidated financial statements

ALPHARx, INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

Nine months ended June 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,947,036)	$(3,525,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,040	41,092
Warrant amortization	130,214	-
Stock based compensation expense	483,279	1,381,497
Options issued for services rendered	172,196	62,300
Changes in assets and liabilities:
Decrease in Inventory	81,166	3,410
Increase in Accounts Receivable	(10,927)	(33,008)
Decrease in Prepaid Expenses	3,054	41,534
Increase/(decrease) in Accounts Payable and Accrued Liabilities	188,480	(105,501)

NET CASH USED IN OPERATING ACTIVITIES	(845,534)	(2,133,802)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	(124,220)	(40,458)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(124,220)	(40,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of 15% equity in subsidiary common stock	1,094,227	-
Minority interest	165,515	-
Discount on issuance of Notes Payable	482,062	-
Issuance (repayment) of Notes Payable	307,248	(154,932)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,049,052	(154,392)

NET INCREASE (DECREASE) IN CASH	1,079,298	(2,328,652)

CASH, and cash equivalents, beginning of period	193,458	2,856,042

CASH, and cash equivalents, end of period	$1,272,756	$527,390

Income Tax Paid	$0	$0
Interest Paid	$4,612	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and a wholly-owned subsidiary of the Company at that time.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., is involved in manufacturing and marketing of certain of the Company’s existing products.

Effective June 22, 2006, New Super Limited subscribed for 1,500 shares of common stock of AlphaRx International Holdings Ltd.("AIH"), previously a wholly-owned subsidiary of the Company. The Company now owns 85% of AIH.

Effective June 30, 2006, AIH acquired 100% of Alpha Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $64,660 of third party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 85% of AlphaRx International Holdings Limited and ALS (AIH’s wholly owned subsidiary). All material inter-company accounts and transactions have been eliminated.

The Company holds an indirect 42.5% interest in AlphaAP Inc.("AAP"), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party). As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company’s interest in the joint venture is not consolidated into the financial statements. AIH will receive a 5% royalty on all revenues generated by AAP. Although activity in AAP has commenced, the Company will not recognize royalty revenue until payment is received and a payment history is established.

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

NOTE 4. NOTES PAYABLE

The Company issued $702,210 in promissory notes during the nine months ended June 30, 2006. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

In conjunction with these promissory notes, the Company issued warrants (See also Note 9 – Warrants). This in turn required a discount to be established capped at the principal amount of the promissory notes.

The Company also assumed $62,986 in Promissory Notes in conjunction with the acquisition of Alpha Life Sciences Ltd. by its subsidiary AlphaRx International Holdings Ltd., effective June 30, 2006.

Promissory Notes Issued:	$702,210
Discount on Promissory Notes:	(482,062)
Interest Accrued	24,114
Discount Amortized:	130,214
Promissory Notes Assumed	62,986

Promissory Notes Payable
June 30, 2006:	$437,462

There remains $351,848 in discount to be amortized over the life of the promissory notes. See also Note 11 – subsequent events for additional new promissory notes issued subsequent to June 30, 2006.

During the nine months ended June 30, 2005, the Company converted $520,347 in convertible promissory notes into 5,203,470 shares of common stock plus warrants to purchase 10,406,940 shares of common stock at an exercise price of $0.30 per share. These warrants expire during September and October, 2007.

NOTE 5. LITIGATION LIABILITIES

The Company received court documentation that the lawsuit filed against it in 2002 was dismissed as of May, 2006. Accordingly the remaining litigation liability has been reversed as the Company is no longer liable for any damages or legal fees related to this action.

NOTE 6. MINORITY INTEREST

Effective June 22, 2006, AlphaRx International Holdings Ltd. ("AIH") issued 1,500 shares of its common stock to New Super Limited ("NSL") at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). There are now 10,000 common shares outstanding of which 8,500 or 85% belong to the Company. Prior to the transaction the Company owned 100% of AIH. With the consolidation of only 85% of AIH, a minority interest was established, representing net amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

In accordance with the agreement between the Company and NSL, there will be an additional issuance of AIH stock from treasury on or before September 15, 2006 for total consideration of $HK 10 million, in exchange for an additional 15% of common stock . Resultingly NSL will own 30% of AIH.

NOTE 7. LICENSE FEES

License fee revenues are recognized under the following circumstances: Persuasive evidence of an agreement exists, the Company has delivered all the elements under the agreement, and collection of amounts under the agreement are probable.

NOTE 8. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2006, there remains issued and outstanding 57,508,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were no shares issued during the nine months ended June 30, 2006. During the nine months ended June 30, 2005, $520,347 of convertible promissory notes were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share.

NOTE 9. STOCK OPTION PLANS

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options outstanding and exercisable at June 30, 2006	1,150,000	$0.10

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003 (plan adoption)	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Options outstanding and exercisable at June 30, 2006	570,000	$0.63

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

	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004 (plan adoption)	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during Q1, fiscal 2006	3,290,000	$0.075
Exercised/Cancelled	0
Options outstanding at June 30, 2006	24,000,000	$0.15
Options exercisable at June 30, 2006	20,710,000	$0.16

Additional information with respect to the Plan’s stock option activity is as follows:

Grant Date	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

Of these options, 600,000 which were granted to consultants vested immediately, and the remaining 23,400,000 have vested or will vest on the first anniversary of the grant date.

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this Plan up to 5,000,000 options may be granted. As of June 30, 2006 no options have been granted under the 2006 Option Plan.

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company recorded $655,475 in stock based compensation expense during the nine months ended June 30, 2006 ($1,443,797 for the nine months ended June 30, 2005). The Black-Scholes option pricing model was used to calculate this expense. There remains $72,362 in stock compensation to be expensed over the vesting period of these options.

Had the Company continued to use APB 25, and not reflected employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	Pro Forma per
	SFAS 123(R)	APB 25

Stock Based compensation	$ 655,475	$ 172,196

Net Loss (pre-tax/after tax)	$(1,947,036)	$(1,463,757)

Basic and Diluted Loss per share	$(0.03)	$(0.03)

NOTE 10. WARRANTS

The Company has the following warrants outstanding to purchase common stock at June 30, 2006:

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
during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 – 27,505,378; September 1,
2007 – 12,426,114; October 13, 2007 – 5,204,160.	45,135,652

Warrants issued in conjunction with the issuance of Promissory
Notes during February, 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring February 13, 2008.	1,577,453

Warrants issued in conjunction with the issuance of Promissory
Notes during March, 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring March 31, 2008	3,182,000

Warrants issued in conjunction with the issuance of Promissory
Notes during June, 2006. One warrant entitles the holder to
purchase one share of common stock at an exercise price of $0.10,
expiring June 30, 2008	300,000

Total Warrants Outstanding	59,223,215

NOTE 11: SUBSEQUENT EVENTS

The Company has issued an additional CAD $100,000 (USD $89,590) in promissory notes subsequent to June 30, 2006 for working capital purposes. These promissory notes bear interest at the rate of 12% per annum and are due on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

NOTE 12: RECLASSIFICATIONS

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

The costs incurred for individual research and development initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion drug delivery system to the specific drug in order to improve that drug's effectiveness; and (iii) we do not maintain a time control system to separately classify research and development activities between similar initiatives.

The nature, timing and estimated costs to complete a research and development initiative and anticipated completion dates cannot be estimated because: (i) the nature of research is experimental and we could encounter unforeseen situations which could significantly delay project completion or require us to abandon the project; (ii) timing to complete a research initiative depends, to a certain extent, on financial resources and we cannot predict with any degree of certainty that financial resources will be available when needed to complete any specific initiative; (iii) we cannot significantly influence our partners and licensees as to timing and completion of collaborative efforts, and (iii) cost estimates cannot be predicted with any acceptable degree of accuracy due to unforeseen issues arising during the clinical stages or the approval stages of any specific initiative.

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

Recent Developments

During 2003 we initiated commercialization activities commencing with sales of Flexogan in the Canadian market. It became evident during 2005 that we required substantial additional financial resources to pursue our Flexogan marketing strategy. We determined that completion of Phase II clinical trials for Indaflex ™ was the best course of action with the resources remaining. Should we be successful in raising additional funding we will continue to pursue completion of Phase II clinical trials as our primary objective.

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

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited ("AIH") in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company's existing products in the Asia region.

We have one pharmaceutical drug – Indaflex - in the clinical trial stage (Phase 1 completed in March, 2005, Phase II underway as of November, 2005), and several pharmaceutical drugs in the preclinical stage.

We signed a License Agreement with Proprius Pharmaceuticals Inc. ("Proprius") during April, 2006. Under the terms of the agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments of up to $116 million. In addition, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are presently 170 patients enrolled in the Indaflex clinical trials, and we anticipate completion of the trials by the end of December, 2006.

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture in mainland China. The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH. In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $31 million) into the Joint Venture in the form of equity. AIH will own 30% of the Joint Venture common stock and China Company will own 70%. AIH is also to receive a 5% royalty on all AIH licensed product sales generated by the Joint Venture.

In June, 2006 AIH issued 1,500 shares of its common stock to New Super Limited ("NSL") in accordance with an agreement concluded during April, 2006. The shares were issued for total cash consideration of $HK 10 million (US $1,288,826). There are presently 10,000 shares of common stock issued and outstanding, of which 85% are owned by us. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary's stock as a capital transaction. Considering that AIH is essentially a non-operating entity, and that the capital infusion was meant for commencement of business development in Asia region, gain recognition was not appropriate.

In accordance with the agreement we anticipate a further infusion of $HK 10 million into AIH in exchange for a further 15% of shares of common stock on a non-diluted basis on or before September 15, 2006. As a result we will own 70% of AIH common stock upon completion of this transaction and NSL will own the remaining 30%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2006, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005

The Company incurred a net loss of $1,947,036 for the nine month period ended June 30, 2006 as compared to a net loss of $3,525,126 incurred for the same period a year ago, an decrease of $1,578,090 or approximately 45%. The decrease stems primarily from an increase of revenues of about $1,000,000 and a decrease in stock based compensation expense of about $658,000 for the nine months ended June 30, 2006 when compared to the same period a year ago.

Revenues

Revenues consist of license fees, royalties and to a minor extent, Flexogan sales. Total revenues for the nine month period ended June 30, 2006 were $1,043,526 as compared to $43,283 generated for the same period a year ago, an increase of $1,000,243. We recognized (and collected) $1,000,000 in license fees for the nine months ended June 30, 2006 with no similar fees generated in the same period a year ago. Sales of Flexogan continue, however, we are no longer marketing Flexogan products and anticipate direct sales to diminish over the coming months. We are seeking partners to market and sell our Flexogan line of products in North America, and Flexogan sales have commenced in Asia via our joint venture partner – AlphaAP Inc. We earn a 5% royalty on all Flexogan sales in Asia generated by AlphaAP Inc.

Gross Margin

Cost of Sales for the nine months ended June 30, 2006 were $9,320 as compared to $19,179 incurred for the same period a year ago. This is due to reduced direct sales revenues for the nine month period ended June 30, 2006 as compared to the same period a year ago. There are no direct cost of sales related to license fees and royalties.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the nine month period ended June 30, 2006 were $777,041 as compared to $561,326 incurred for the same period a year ago, an increase of $215,715 or approximately 38%.

Included in this expense category for the nine months ended June 30, 2006 was the write off of existing Flexogan inventory in the amount of $72,366 with no comparable expense in the same period a year ago. As Flexogan products are no longer being actively marketed, and to date there has been no success in sourcing an active partner to market these products, the value of the inventory was impaired, causing this write off. Also included in this expense category were general and administrative expenses of AlphaRx Life Sciences Limited – a wholly owned subsidiary of AlphaRx International Holdings Ltd. which is 85% owned by us. We incurred $177,108 in administrative expenses related to our subsidiaries' activities which involved obtaining approvals for manufacturing and marketing our products in Hong Kong and mainland China as well as pursuit of other Asian country approvals. There were no comparable expenses in the same period a year ago. Finally, we incurred $143,354 in legal and financial consulting fees for the nine month period ended June 30, 2006 as compared to $198,390 incurred during the same period a year ago, a decrease of $55,036 or about 38%.

Stock Based Compensation Expense and Warrant Amortization

We decided to adopt fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Based on the significance of this expense we have disclosed the item separately from general and administrative expenses. We expensed $655,475 in stock based compensation during the nine months ended June 30, 2006 as compared to $1,443,797 during the same period a year ago. There remains $72,362 in stock based compensation to be expensed over the vesting period of the options granted.

We also issued warrants during the nine month period ended June 30, 2006 in conjunction with the issuance of promissory notes. This, in turn, required a discount to be established and to be amortized over the life of the promissory notes. We amortized $130,214 of the discount during the nine month period ending June 30, 2006 with no comparable expense in the same period a year ago. There remains $351,858 in unamortized discount as at June 30, 2006.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2006 were $1,259,466 as compared to $953,521 incurred for the same period a year ago, an increase of $305,945 or about 32%. The increase relates primarily to Phase II Indaflex clinical trials underway, and to a certain extent, ongoing research and development of other over the counter products. We anticipate a reduction in research and development expenses during the next quarter primarily due to the license agreement signed with Proprius. Under the terms of the agreement Proprius covers the cost prospectively, of present and future clinical trials related to Indaflex – the only drug undergoing clinical trials at this time. Beyond our next quarter, research and development expenses may increase depending on the availability of financial resources among other factors.

Sales and Marketing

We determined to curtail sales and marketing expenditures for our Flexogan product line based on increasing competition in the pain relief segment of the market and our available financial resources. Sales and marketing expenditures were $86,564 for the nine months ended June 30, 2006 as compared to $571,286 incurred during the same period a year ago, a decrease of $484,722 or about 85%.

Depreciation

Depreciation totalled $54,040 for the nine months ended June 30, 2006 as compared to $41,092 incurred during the same period a year ago, an increase of $12,948 or about 32%. The increase stems from additional capital expenditures incurred during the latter half of fiscal 2005 and during the most recent quarter, which in turn resulted in incremental depreciation expenses.

Loss from Operations

Loss from operations were $1,928,594 for the nine months ended June 30, 2006 as compared to a loss of $3,546,918 incurred for the same period a year ago, an decrease of $1,618,324 or approximately 46%. An increase in revenues of $1,000,243 and a reduction in stock based compensation expenses of $658,108 were the primary factors leading to the reduced loss from operations. Sales and marketing expenses were reduced by $484,722, however, this reduction was generally offset by an increase in research and development expenses of $305,945 and an increase in general and administrative expenses of $215,715 for the nine months ended June 30, 2006 when compared to the same period a year ago.

Interest Income/Expense

Net Interest expense for the nine month period ended June 30, 2006 was $47,526 as compared to net interest income of $21,792 generated during the same period a year ago. We exhausted funds raised from a private placement during our first fiscal quarter in 2006, necessitating the issuance of interest bearing promissory notes. During the first nine months of fiscal 2005 we still had a positive cash balance stemming from a private placement completed the previous year.

Minority Interest

We reflected minority interest of $29,084 for the nine months ended June 30, 2006, representing our minority shareholder's proportionate interest in our 85% owned subsidiary – AIH. There was no minority interest in any of our subsidiaries in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2006 the Company had working capital of $304,138 as compared to a working capital deficiency of $(75,925) as at September 30, 2005. We issued approximately $702,000 in promissory notes (before discount) during the nine months ended June 30, 2006 and also assumed approximately $63,000 in promissory notes upon the acquisition of AlphaRx Life Sciences Ltd. We intend to continue to issue such promissory notes until we can source more permanent funding. We have issued additional financing in the form of promissory notes in the amount of CAD $100,000 subsequent to June 30, 2006. These notes are repayable within one year and bear interest at 12% per annum. We also issued warrants in conjunction with these promissory notes.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities. During the three months ended June 30, 2006 we also issued common stock from our AIH subsidiary and in accordance with our agreement with New Super Limited, we anticipate an additional cash infusion of about $1.25 million on or prior to September 15, 2006 in exchange for additional equity of AIH.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue any stock during the nine months ending June 30, 2006. We did issue warrants to purchase 300,000 shares of common stock in conjunction with the issuance of promissory notes during the three months ended June 30, 2006. These warrants entitle the holder to purchase common stock at $0.10 per share and expire in June, 2008. We also issued warrants to purchase 4,759,453 shares of common stock in conjunction with the issuance of promissory notes during the six months ended March 31, 2006. These warrants entitle the holder to purchase common stock at $0.10 per share and expire during February and March, 2008.

We did not issue any securities during the three months ended June 30, 2005. During the six months ended March 31, 2005 we issued 5,203,470 shares of common stock pursuant to the conversion of $520,347 in convertible debt. We also issued warrants to purchase 10,406,940 shares of common stock at $0.30 per share in connection with the conversion of debt. These warrants expire October 13, 2007.

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

DATED: August 14, 2006

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director