Form 10KSB
period 2006-09-30
ALPHARX INC
filed 2006-12-21
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES      X                  NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended September 30, 2006 were $ 1,024,774.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $5,202,730 based on the average closing bid and ask price for the common stock on December 20, 2006.

As of December 20, 2006 there were 57,808,112 shares outstanding of the issuer's common stock.

AlphaRx, Inc.

FORM 10-KSB

For the Year Ended September 30, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-KSB, the "Company," "AlphaRx," "we," "us," and "our," refer collectively to AlphaRx, Inc., AlphaRx Canada Limited, our wholly-owned subsidiary, 85% of AlphaRx International Holdings Limited and 85% of Alpha Life Sciences Limited.

AlphaRx, Inc., formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx, Inc. on January 28, 2000 and our common stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000, AlphaRx, Inc. common stock ceased trading on the Pink Sheets and began trading on the Over The Counter Bulletin Board ("OTCBB") under the same symbol. Subsequent to March 19, 2002, AlphaRx, Inc.’s symbol was changed to "ALRX" after a consolidation of its common stock on a 1 new for 5 old basis. All references to AlphaRx, Inc. common stock have been retroactively restated.

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

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and an 85% owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., is involved in manufacturing and marketing of certain of the Company’s existing products.

The Company holds an indirect 42.5% interest in Alpha AP Inc. ("AAP"), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party). As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company’s interest in the joint venture is not consolidated into the financial statements. AIH will receive a 5% royalty on all revenues generated by AAP from licensed product sales.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of common stock of AlphaRx International Holdings Ltd.("AIH"), previously a wholly-owned subsidiary of the Company.

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of Alpha Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market and continues to seek out partners and collaborative arrangements for the Company.

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

We have one product in Phase II clinical trials which has been licensed by one of our partners for completion of trials and commercialization, and several products in different stages of preclinical development.

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

In August 2003, we licensed Indaflex, our lead pharmaceutical product under development, to Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco has the exclusive and non-transferable manufacturing rights and distribution rights in Mexico for Indaflex and we receive 15% royalties of the gross revenue from product sales. Furthermore, Andromaco is responsible for funding and completing any clinical and regulatory activities in support of Indaflex registration in Mexico. The Agreement has an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In June, 2005, Andromaco launched Indaflex into the Mexican market.

We established AlphaRx International Holdings Limited ("AIH") in 2005 in order to pursue sales activities in the Asia Pacific region with experienced and established partners. AIH entered into a joint venture agreement with Basin Industrial Limited (a Hong Kong based corporation – "Basin"), whereby AIH and Basin will be equal holders of Alpha AP Inc., a company established in order to manufacture and sell our existing and certain future products. AlphaRx, through AIH, is to provide the products, manufacturing and distribution rights, whereas Basin is to provide funding, day to day management, manufacturing and marketing expertise.

We entered into a licensing and royalty agreement with Proprius Pharmaceuticals, Inc. ("Proprius") during April, 2006. Under the agreement Proprius has full development and commercialization rights to Indaflex, a topical NSAID (Non-Steroidal Anti-inflammatory Drug) currently undergoing Phase II human trials. Under the agreement we could collect up to $116 million in milestone license fees and royalties from prduct sales. To date we have collected the initial milestone license fee of $1 million. We anticipate additional payments in our new fiscal year.

We signed a Feasibility and Option agreement with a large global specialty pharmaceutical company during November, 2006. Under the terms of the Agreement, we will use our proprietary nanoparticle drug delivery platforms to formulate three products to enhance their effectiveness in treating pre-defined disease indications and of the three products, two are marketed products. The licensee will have six months to evaluate the formulated products and exercise its option right for a pre-negotiated License Agreement. We will eligible to receive milestone and royalty payments from future product sales.

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

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, "BCD")drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System), (ii) SECRET (Self Emulsifying Controlled Release Tablet System) and SLN (Solid Lipid Nanoparticles) delvery system

The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use. We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology.

PRODUCTS AND PRODUCT PIPLELINE

The following is a list of our products and candidates in the product pipeline as well as their current stage of development:

Brand Name	Application	Delivery	Stage
Route
Pharmaceuticals
2.5% Indaflex	Osteoarthritis	Topical	Phase II*
Rifamsolin	Tuberculosis	Oral	Preclinical underway **
Vansolin	Sepsis	I.V.	Preclinical underway**
Zysolin	Pneumonia, Sepsis	I.V.	Preclinical underway**
Ocusolin	Ocular Infection	Topical	Preclinical underway**

Binoxan	Ocular Inflammation	Topical	Preclinical underway**
AL0155	Ocular	Topical	Preclinical underway**
Infection/Inflammation
Consumer Health (over-the-counter)
Flexogan	Analgesic	Topical	Market ready*
CoQ10ER	Nutritional Supplement	Oral	Market ready*
Oncology
Doxorubicin NP	Hepatic Cancer	I.V.	Preclinical +
Paclitaxel NP	Lung Cancer	Oral	Preclinical +

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

+   Oncology market product research and development is being undertaken in China via our 85% owned subsidiary AlphaRx International Holdings Limited and its affiliate AlphaRx Life Sciences Ltd.

Indaflex is our only prescription drug at the clinical trial stage. We completed a Phase I human trial for Indaflex in Canada during March, 2005. As of December, 2006 Phase II enrolment objectives have been achieved. In total 220 patients have been enrolled, and about 175 patients have completed their test. We anticipate that the trial will be completed and the results announced during the first six months of 2007. Indaflex is a topical NSAID formulation intended to be used in the treatment of arthritis. Indaflex’s active ingredient, Indomethacin, has a long-standing and proven clinical treatment record. With our enhanced proprietary drug delivery system, we believe its clinical effectiveness to be significantly enhanced. Topical Indaflex delivery is intended to circumvent the significant gastro intestinal side-effects found with orally ingested NSAID’s.

Rifamsolin is encapsulating Rifampicin, an antibiotic mainly used to treat tuberculosis, in the Company’s colloidal drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Vansolin is encapsulating Vancomycin, a broad spectrum antibiotic, in the Company’s nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Zysolin is encapsulating Gentamicin, a broad spectrum antibiotic, in the Company’s nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

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

AL0155 is a topical ophthalmic solution combining an antibiotic and NSAID in a colloidal formulation intended for the treatment of ocular inflammation and ocular infection. This early stage drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Flexogan is a series of topical arthritis and muscle pain relief creams. Flexogan has a unique delivery formulation that increases the speed, volume, and sustained duration of drug penetration through the skin in animal studies.

CoQ10 ER is a novel formulation incorporating the Company’s drug delivery process which completely disperses CoQ10 ER into sub-micron oil droplets in the GI tract. The average size of these oil droplets is less than 200 nanometers. These oil droplets can easily penetrate the bilayer of human cells and increase serum Coenzyme Q10 concentration according to one human trail conducted by the Company.

We have recently been retained by a global specialty pharmaceutical company to develop a new formulation for their proprietary drug products, using our delivery technology. Should we be successful in this formulation we could collect royalties on all future eye drop sales by this company in which our delivery technology is utilized.

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

2.  Greater Patient and Caregiver Convenience. We believe our BCD Systems may permit once-daily dosing for certain drugs that are currently required to be administered several times daily, thereby promoting compliance with dosing regimens. Patient non-compliance with dosing regimens has been associated with increased costs by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payers may reduce unnecessary expenditures and improve therapeutic outcomes.

3.  Expanding the Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins (complex organic compounds of high molecular weight containing numerous amino acids) and peptides (low molecular weight compounds consisting of two or more amino acids), because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe our BCD Systems may permit some of these drugs to be delivered orally and/or transdermally without the necessity of visiting a hospital or clinic.

4.  Proprietary Reformulation of Generic Products. We believe our BCD Systems offer the potential to produce improved proprietary formulations of off-patent drugs, differentiated from the existing generic products by reduced dosing requirements, improved efficacy, decreased toxicity or additional indications. The potential attraction here is the possibility to repatent existing drugs due to the adaptation of our delivery systems, which may differentiate the new drug from the existing drug.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

We intend to have the BCD Systems used with as many pharmaceutical products as possible. Our primary strategy is to establish collaborative relationships with pharmaceutical and biotechnology companies to develop improved therapeutic products utilizing our BCD Systems technology. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retaining ownership of our technologies. We believe that our partnering strategy will enable us to reduce our cash requirements while developing a larger potential product portfolio. By providing new formulations of existing products using the BCD Systems, we believe it will not only be able to offer our partners improved products but also may provide them with the ability to extend the life of their patents on such products, especially attractive to pharmaceutical companies whose patents on existing products are close to expiration. Collaborations with pharmaceutical and biotechnology companies are expected to provide near-term revenues from sponsored development activities and future revenues from license fees and royalties relating to the sale or sub-licensing of our products.

We also intend to develop over-the-counter (OTC) and/or off-patent drug products utilizing our BCD Systems, either independently or jointly by entering into collaborative partnerships with pharmaceutical, biotechnology or other healthcare companies. To reduce costs and time-to-market, we intend to select those products that treat indications with clear-cut clinical end-points and that are reformulations of existing compounds already approved by the FDA. We believe that products utilizing the BCD Systems will provide favorable product differentiation in the highly competitive generic and OTC drug product markets at costs below those of other drug delivery systems, thereby enabling us and our collaborative partners to compete more effectively in marketing improved off-patent and OTC drug products. We are also seeking to establish alliances with overseas sales and marketing partners for the initial sale of our future generic products. We believe that due to the more favorable regulatory environments in some foreign countries, we may be able to generate revenues from these markets while awaiting FDA approval in the United States.

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

Competition in the areas of pharmaceutical products and drug delivery systems is intense and this is expected to continue in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems have substantially greater financial, technological, marketing, personnel and research and development resources than we do. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and certain foreign jurisdictions for any drug formulations and any drug delivery methodologies that we consider commercially viable. We have four United States patent pending applications as follows: "Colloidal solid lipid vehicle for pharmaceutical application" and "Hybrid Lipid-Polymer Nanoparticulate Delivery Composition" for the use of Rifamsolin, Zysolin, Vansolin & Ocusolin to treat Tuberculosis and other infectious diseases, "Topical composition for acne treatment" and "Stabilization of benzoyl peroxide in solution" for the use of NuProm to treat acne. We have also applied for patents in Mexico, Japan and China under the title "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs which are still pending.

We currently have two issued United States patents as follows: "Toothpaste comprising bioadhesive submicron emulsion for improved delivery of antibacterial and anticaries agents" for the use of certain oral care products which have never been developed. This patent was issued on September 12, 2000 and will expire on June 17, 2019. "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs. This patent was issued on November 21, 2006 and will expire on September 29, 2021.

No assurance can be given that our patent applications will be approved or that any issued patents will provide competitive advantages for the BCD System or our technologies or will not be challenged or circumvented by competitors. With respect to any patents which may be issued from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. Patent applications in the United States are maintained in secrecy until a patent is issued and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or compete without infringing our patent rights. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.

We also rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners, research partners and consultants are not given access to our proprietary trade secrets and know-how until they have executed confidentiality agreements, these agreements may be breached by the other party or may otherwise be of limited effectiveness or enforceability.

Trademarks

We have registered the following trademarks in Canada: "BCD", "Flexogan", "Indaflex","AlphaRx", "PhytoScience", "NuProm", and "LipoLette". We have registered the following trademarks in the United States: "Flexogan", "Indaflex", "LipoBloc", "NuProm", "Oralife". We have also registered "Flexogan" in the Peoples’ Republic of China. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

Proprietary Information

Much of our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect the rights to our proprietary technology, our policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to us of discoveries and inventions made by such persons while devoted to Company activities.

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

We are not actively pursuing the direct sales and marketing of our market ready products or potential products due primarily to our limited amount of financial resources. We do retain marketing and sales agents from time to time on an as needed basis on a commission or flat fee basis and other incentives.

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

In Canada, new in vivo products must pass through a number of testing stages including pre-clinical testing and clinical trial testing. Pre-clinical testing usually involves evaluating the product’s pharmacokinetics, pharmacology and toxicology in animals. Successful results (that is, potentially valuable pharmacological activity combined with an acceptable level of toxicity) can lead to Investigational New Drug ("IND") status. This enables the manufacturer of the new product to begin clinical trials on humans.

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

If the clinical studies are successful, the manufacturer submits a New Drug Submission ("NDS") (referred to in the United States as a New Drug Application or "NDA" or Biologics Licence Application or "BLA") to the HPFB for marketing approval. The NDS contains all information pertaining to the proposed claims about the product’s performance including the results of the pre-clinical and clinical studies. Information about a substance contained in an NDS includes its proper name, its chemical name, details on its method of manufacturing and purification and its biological, pharmacological and toxicological properties. The NDS also gives information about the dosage form of the product including the quantitative listing of all ingredients used in the formulation, its method of manufacture, packaging and labelling, the results of stability tests, its diagnostic or therapeutic claims and side effects as well as details of the clinical studies to support the safety and efficacy of the product. All aspects of the NDS are critically reviewed by the HPFB. Where an NDS is found satisfactory and the manufacturing establishment(s) is found satisfactory a Notice of Compliance is issued permitting the substance to be sold.

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

After acceptance of the initial IND application, the manufacturer has certain reporting responsibilities to the FDA including the submission of yearly updates on the product’s safety. As the testing progresses into Phases II and III, the focus shifts to the efficacy of the product and the clinical studies that will enable the manufacturer to receive FDA approval for the marketing of the product.

The process of completing clinical testing and obtaining regulatory approval for a new product is, in general, likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the HPFB or FDA will review and approve the marketing application in a timely manner. Even after initial approval has been obtained, further studies may be required by an agency to provide additional data or may be voluntarily conducted to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the HPFB and FDA require post-market surveillance programs to monitor a product’s side effects. Results of post-marketing programs may limit or expand the further marketing of products. It is not possible to accurately predict the time required for new product approval or the extent of clinical testing and documentation that may be required by regulatory authorities. Any delays in obtaining, or failing to obtain, regulatory approvals would significantly delay the development of markets and the receipt of revenues from the sale of these products.

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

RESEARCH AND DEVELOPMENT

We conduct our research and development activities in house and through collaborative arrangements with universities, contract research organizations and independent consultants. We are also dependent upon third parties to conduct clinical studies, and to obtain FDA, Health Canada and other regulatory approvals. Until recently all of our research and development activities took place at our main offices in Canada. We have commenced research and development of our oncology initiatives in China via our 85% owned subsidiary AlphaRx International Holdings Limited.

We anticipate incurring significant development expenditures in the future as we continue our efforts to develop our present technologies and new formulations and as we begin to research other technologies and to commence or expand clinical studies of certain products.

PRODUCT LIABILITY AND OTHER INSURANCE

Our business involves exposure to potential product liability risks that are inherent in the production, manufacture and sale of pharmaceutical products. Any product liability claims could have a material adverse effect on us.

Although we currently maintain product liability insurance of approximately CAD $3,000,000 through third party insurers that provides coverage for product liability claims, there can be no assurance that:

  we will be able to maintain product liability insurance on acceptable terms;

  we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or

  any insurance will provide adequate protection against potential liabilities.

We have property insurance coverage, materials in transit, kidnap and ransom, and business interruption insurance coverage. Although we deem the coverage amounts to be adequate to protect our interests, there is no assurance that the insurance coverage would be adequate to protect us against all potential liabilities. We do not carry directors and officers liability insurance due to the prohibitive cost and limited coverage this insurance offers.

EMPLOYEES

We have seven full time employees, and three part time consultants on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are excellent.

RISK FACTORS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2006, we had an accumulated deficit of approximately $ 14,534,237. Our revenues for the years ended September 30, 2006 and September 30, 2005 were $1,024,774 and $4,302 respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2006 consisted primarily of license fee revenues, and 2005 consisted exclusively of royalty revenues from sales of Indaflex in Mexico. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

We are subject to currency fluctuations which may affect our results

The majority of our expenses and some of our debt are in Canadian dollars, while our revenues are primarily U.S. dollars. We also incur expenses in Hong Kong dollars related to our far east subsidiaries. The fluctuation of the Canadian dollar and Hong Kong dollar vis a vis the U.S. dollar could materially impact our operating results and financial position.

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

  the continued ability to source loans from our private lenders;

  our efforts to sell and market our products through licensees, distributors and other partners; and

  other factors beyond our control.

At September 30, 2006, we had a working capital deficiency of approximately $176,129 as compared to a working capital deficiency of $75,925 as at September 30, 2005. The independent auditors' report for the year ended September 30, 2006 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our over-the-counter health care products or one of our prescription drug candidates. Our products may never become commercially successful.

We are subject to industry and government regulation

All of our products, clinical trials, and certain research and development initiatives are regulated by Canadian health authorities, and if applicable, the FDA in the United States, and similar governing bodies in Mexico, China and elsewhere. Any changes in regulatory requirements, depth and breadth of clinical trials, provisions, statutes, or regulations could adversely impact the cost and duration of our research and development, product completion and related operations.

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

Our competitors may include large pharmaceutical companies with superior resources.

We are engaged in a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on one pharmaceutical product -- Indaflex – for treating osteoarthritis and other inflammatory indications. Like the market for any pharmaceutical product, the market for treating arthritis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis, and Procter & Gamble Co. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products non-competitive or obsolete.

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

We are not aware of infringing on any third party’s patents, nor are we aware of any third party infringing on any of our patents or patent applications.

Our technology, clinical trials, or products could give rise to product liability claims.

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain CAD$3,000,000 in product liability insurance coverage. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

We have a significant number of options and warrants outstanding that could be exercised in the future. Subsequent resales of these and other shares could cause the Company’s stock price to decline. This could also make it more difficult to raise funds at acceptable levels, via future securities offerings.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 17.85% of the outstanding shares of common stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. The Company can no longer be controlled by any single shareholder or the management group as a whole. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,930 square feet in Markham, Ontario, under a lease which expires on November 30, 2008 for approximately $2,600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future. We are searching for an office (less than 500 square feet) in China for research and development initiatives based in China. To date we have not located an acceptable space.

ITEM 3. LEGAL PROCEEDINGS

Farhad Walji has filed suit against AlphaRx, Inc. and AlphaRx Canada Limited in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji filed a claim asking for $20,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase shares of AlphaRx’s common stock and damages resulting from lost opportunity. As of May, 2006 the case has been formally dismissed by the courts and we no longer have any liability relating to this or any other legal action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2006 no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our common stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2006)	0.12	0.08
Third Quarter	(Ended June 30, 2006)	0.25	0.08
Second Quarter	(Ended March 31, 2006)	0.24	0.07
First Quarter	(Ended December 31, 2005)	0.10	0.06
Fourth Quarter	(Ended September 30, 2005)	0.13	0.07
Third Quarter	(Ended June 30, 2005)	0.14	0.09
Second Quarter	(Ended March 31, 2005)	0.16	0.12
First Quarter	(Ended December 31, 2004)	0.37	0.09

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of December 17, 2006 there were approximately 79 record holders of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name" or in nominee form.

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

STOCK OPTION PLANS

Under the 2000 Stock Option Plan we issued 1,150,000 options to purchase shares of common stock with an exercise price of $0.10 per share. These options expire in June, 2010.

Under the 2003 Stock Option Plan we issued 570,000 options to purchase shares of common stock with exercise prices ranging from $0.50 - $0.69 per share. These options expire from February to May, 2008.

Under the 2004 Stock Option Plan approved by our stockholders in July,2004, 24,000,000 shares of common stock were made available as options. Under the 2004 Option Plan we issued the following options on November 15, 2004: options to purchase up to 12,720,000 shares of common stock with an exercise price of $0.15 per share; options to purchase up to 250,000 shares of common stock with an exercise price of $0.40 per share; options to purchase up to 110,000 shares of common stock with an exercise price of $0.45 per share; and options to purchase up to 140,000 shares of common stock with an exercise price of $0.50 per share. A total of 13,220,000 options were issued, all of which expire on November 15, 2014. These options were issued to management, directors and consultants and vest 100% on November 15, 2005 as to 12,720,000 options and November 15, 2004 as to the remaining 500,000 options which were allocated to our consultants. On January 10, 2005 we issued 7,000,000 options under this plan with an exercise price of $0.16 per share. These options were issued to management and vest 100% on January 10, 2006.

On February 8, 2005 we issued options to purchase up to 390,000 shares of common stock to employees and consultants of the Company. These options have an exercise price of $0.15, vest 100% on February 8, 2006, and expire on February 8, 2015.

On May 25, 2005 we issued options to purchase up to 100,000 shares of common stock to a consultant of the Company. These options have an exercise price of $0.13, vest 100% on May 25, 2005 and expire on May 25, 2015.

On October 17, 2005 we issued options to purchase up to 3,290,000 shares of common stock to employees of the Company including directors and one external consultant. These options have an exercise price of $0.075, vest 100% on October 17, 2006 and expire on October 17, 2015. There are no options remaining to be granted under the 2004 Option Plan.

We adopted a new option plan – the 2006 Option Plan at our Annual General Meeting held March 29, 2006. Under this plan we can issue up to 5,000,000 shares of common stock to employees, including directors and external consultants. No options have been issued under this plan to date.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any unregistered securities during the year ended September 30, 2006. We issued 300,000 shares of restricted stock on November 20, 2006 to a consultant in lieu of $30,000 cash payment for services rendered.

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

GENERAL

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations. Our delivery systems can be adopted to administer drugs orally, topically, or parenterally in order to meet the requirements of specific drug molecules.

During 2003 we initiated commercialization of our products commencing with sales of Flexogan in the Canadian market. It became evident during 2005 that we required more substantial financial resources to pursue Flexogan marketing strategy. We determined that completion of Phase II Indaflex clinical trials was the most appropriate course of action with the resources remaining. Should we be successful in raising additional funding we will continue to pursue completion of Phase II Indaflex clinical trials as our primary objective.

We signed a licensing agreement with Andromaco in August 2003 for the commercialization of our lead pharmaceutical products "Indaflex" in Mexico. Mexican health authorities gave approval to Andromaco to start sales of Indaflex in Mexico. We collected our first royalties from Indaflex sales in the year ended September 30, 2005 and continue to collect royalties.

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

In June, 2006 AIH issued 1,500 shares of its common stock to New Super Limited ("NSL") in accordance with an agreement concluded during April, 2006. The shares were issued for total cash consideration of $HK 10 million (about $1,288,826). There are presently 10,000 shares of common stock issued and outstanding, of which 85% are owned by us. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction. Considering that AIH is essentially a nonoperating entity, and that the capital infusion was meant for commencement of business development in Asia region, gain recognition was not appropriate.

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of Alpha Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

During November, 2006 we signed a feasibility and option agreement with a large U.S. based pharmaceutical company. Under the agreement we will use our proprietary nanoparticle drug delivery platforms to formulate three products to enhance their effectiveness. Two products are currently marketed products. Should our delivery platform be adopted we will be eligible to receive milestone payments and royalty payments based on future product sales utilizing our delivery technology. We will also generate consulting revenues in relation to the reformulations.

Please refer to the table under Product Pipeline, Item 1 for the current status of our product research and development activities. We have one pharmaceutical drug in the clinical trial stage (Phase 1 completed in March, 2005, Phase II nearing completion as of November, 2006), and several pharmaceutical drugs in the preclinical stage.

The costs incurred for each of these initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion ("BCD") drug delivery system to the specific drug in order to improve that drug’s effectiveness; and (iii) we do not maintain a time control system to differentiate research and development activities.

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

We cannot predict the timing of material net cash inflows from significant projects due to a number of factors including (i) availability of financial resources required to market a new product, (ii) our lack of experience in bringing a new product to market successfully and gaining market share; (iii) competitors’ products and the nature and timing of their marketing initiatives.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2006 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 2005

License Fees and Royalties

In keeping with our central strategy of seeking alliances with larger pharmaceutical companies, we signed a license agreement with Proprius Pharmaceuticals, Inc. during April, 2006. As a result we recognized and received $1 million in license fees during the year – our first such revenue stream. Total revenues for the year ended September 30, 2006 were $1,024,774 as compared to $4,302 generated a year ago, an increase of $1,020,472. Royalty revenues from Indaflex sales in Mexico increased to $24,774 for the year ended September 30, 2006 as compared to $4,302 generated a year ago. Royalty revenues continue to increase based on increased sales of Indaflex in Mexico.

General and Administrative Expenses

General and administrative expenses were $813,231 for the year ended September 30, 2006 as compared to $650,965 incurred for the same period a year ago, an increase of $162,266 or about 25%. We incurred about $194,000 in administrative expenses during the year, in relation to the establishment of Alpharx International Holdings Limited and Alpha Life Sciences Ltd., our 85% owned subsidiaries. The major administrative expenses related to our new subsidiaries included hiring of a general manager for ALS and AIH, initial accounting, legal, regulatory applications and related travel for our products in China and Hong Kong. There was no comparable expense in 2005.

Stock Based Compensation Expense and Warrant Amortization

Stock based compensation expense and warrant amortization totalled $968,837 for the year ended September 30, 2006 as compared to $2,009,920 for the same period a year ago. We issued warrants in conjunction with promissory notes during the year ended September 30, 2006. Warrant amortization for the year totalled $251,720 with no comparable expense in the previous year. We also issued 3,290,000 options during the year, resulting in $717,117 in total stock based compensation expense. This compares to issuance of 20,710,000 options during the year ended September 30, 2005 which resulted in stock based compensation expense of $2,009,920. There remains about $253,000 in warrant amortization to be expensed in fiscal 2007 as well as $10,720 in stock based compensation expense related to issuance of options during 2006. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of new and existing products. We are now incurring research and development expenses both in China for oncology product initiatives and in Canada for all other product initiatives.

During 2006 we stopped incurring costs related to Indaflex clinical trials. Effective April, 2006 all future costs related to Indaflex clinical trials and commercialization are being borne by Proprius Pharmaceuticals, Inc. in return for full commercialization and sub-licensing rights in the U.S and other regions.

Research and development expenses totalled $1,417,700 for the year ended September 30, 2006 as compared to $1,337,503 incurred for the same period a year ago, an increase of $80,197 or about 6%. We incurred about $994,000 related to Indaflex clinical trials during 2006 as compared to about $1,170,000 during 2005, a decrease of about $176,000. Offsetting this decrease were additional expenditures related to outside consultants of approximately $118,000, and certain salaried staff now focusing on other initiatives, increased equipment leases, and research expenditures commencing in China.

We anticipate continued spending on research and development in the future. The degree and pace of expenditures will depend primarily on financial resources available to us.

Sales and Marketing Expenses

Sales and marketing expenses totalled $59,889 for the year ended September 30, 2006 as compared to $21,021 incurred during the same period a year ago, an increase of $38,868 or about 185%. Sales commission of $50,000 was paid in 2006 related to license fees collected with no comparable expense in 2005.

Sales commissions will continue in future, based on collection of license fee milestones. We also expect to continue business development expenditures, and sales consulting. We no longer intend to incur expenses related to marketing of our products, as our business partners and licensees will be involved in the selling of our products, and related marketing expenditures.

Depreciation Expense

Depreciation expense totalled $74,307 for the year ended September 30, 2006 as compared to $54,077 incurred for the same period a year ago, an increase of $20,230 or about 37%. We purchased about $124,000 in capital assets, primarily scientific research and testing equipment during 2006, leading to an increase in depreciation.

Interest Expense

We incurred $67,410 in interest expense during 2006 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $22,804 in net interest income generated during 2005. Interest income was generated during 2005 from cash on deposit, such cash being sourced from a private placement completed during September, 2004.

Minority Interest

We issued 1,500 shares of our subsidiary’s common stock (AlphaRx International Holdings Limited "AIH") to New Super Limited ("NSL") in June, 2006 in exchange for a cash infusion of $HK 10 million (about $1,288,826). There are presently 10,000 shares of common stock of AIH issued and outstanding, of which 85% are owned by us. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction. A minority interest credit of $33,316 for the year ended September 30, 2006 has resulted in a corresponding reduction of our consolidated expenses, this amount representing NSL’s portion of AIH’s loss.

Net Loss before Discontinued Operations

The above income and expenses resulted in a net loss before discontinued operations of $2,343,284 for the year ending September 30, 2006 as compared to a net loss of $4,046,380 incurred for the same period a year ago.

Discontinued Operations

During 2003 the Company introduced Flexogan products to the Canadian market. Marketing of these products was underway, and initial orders from customers were received. Further growth in sales resulted in 2004, primarily as a result of one order from a national drug chain. Repeat orders were proving to be more challenging during 2004 and 2005, even while an expanded marketing campaign was underway.

We completed a private placement during late 2004 in order to fund our core research and development activities as well as continuation of our marketing campaign for Flexogan. Although substantial amounts were spent on marketing during 2005, sales growth did not materialize. This was due, in large part, to new competitive product introductions into the pain relief segment of the market by large pharmaceutical companies and other independents. Marketing and sales programs for these competitive products were substantial, and significantly larger than we could afford if we were to compete effectively. We continued to sell our products into 2006 while seeking marketing and sales partners to take over the Flexogan line.

We determined to discontinue direct sales of Flexogan because: (a) we were not able to source a qualified marketing partner to take over direct sales of Flexogan; (b) we did not have adequate financial resources or expertise to market Flexogan on a longer term basis, and (c) we concluded there was a better overall opportunity for success if we focused on drug development and enhancement while allowing our partners and potential partners to market our products in return for royalties and, or license fees.

Loss from discontinued operations described above totalled $179,009 for the year ended September 30, 2006 as compared to a loss of $805,744 for the same period a year ago, a reduction of $626,735. The reduction in loss was due primarily to reduced marketing expenditures. For the year ended September 2006 we incurred $34,251 in sales and marketing expenses for Flexogan products as compared to $640,538 incurred for the same period a year ago, a reduction of $606,287.

Net Loss

Including the loss from discontinued operations and all other expense and income items described above, we incurred a net loss of $2,522,293 for the year ended September 30, 2006 as compared to a net loss of $4,852,124 for the year ended September 30, 2005.

Cumulative Translation Adjustment

The cumulative translation adjustment stems from unrealized foreign exchange gains and losses stemming from translation of foreign currency subsidiaries into U.S. dollars. Although the cumulative translation adjustment is reflected in the statement of operations, it is reflected after the net loss and flows into shareholders’ equity directly. There was no comparable cumulative translation adjustment in 2005.

YEAR ENDED SEPTEMBER 30, 2005 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 2004 AS RESTATED

Royalty revenues

Royalties for the year ended September 30, 2005 were $4,302 as compared to nil for the same period a year ago. These royalties are based on sales of Indaflex in Mexico by one of our licensees. There were no comparable revenue streams for the same period a year ago. Revenues from the sales of Flexogan are included in discontinued operations in the financial statements.

General and Administrative Expenses

General and administrative expenses were $650,965 for the year ended September 30, 2005 as compared to $427,138 for the prior year, an increase of $223,827 or about 52%. Legal fees related primarily to patent applications increased to about $162,000 from about $74,000 in the prior year and increase of about $88,000. Stock based compensation expense related to granting of options to consultants was $62,300 with no comparable expense in the prior year. We also entered into a financial services advisory agreement during 2005, incurring an expense of $80,000 with no comparable expense in the prior year.

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

Sales and Marketing Expenses

Sales and marketing expenses were $21,021 for the year ended September 30, 2005 as compared to $65,519 incurred for the same period a year ago, a decrease of $44,498 or about 68%. With limited funding available we curtailed marketing expenditures during our fourth quarter and focused our remaining resources on Indaflex clinical trials.

Depreciation

Depreciation was $54,077 for the year ended September 30, 2005 as compared to $36,447 for the same period a year ago, an increase of $17,630 or about 48%. Additional research equipment purchases of about $103,000 during the latter half of fiscal 2004 and about $45,000 during 2005 have served to increase depreciation expense during 2005.

Interest income/expense

We generated interest income of $22,804 for the year ended September 30, 2005 as compared to net interest expense incurred of $1,153,871 for the same period a year ago. Included in net interest expense for 2004 is $1,161,000 in interest charges related to the issuance of convertible debt with a beneficial conversion feature in March, 2004. The Company generated interest income from term deposits as a result of a private placement completed in September, 2004 in the amount of $3,410,027, net of issuance expenses.

Net Loss before Discontinued Operations

The above income and expenses resulted in a net loss before discontinued operations of $4,046,380 for the year ended September 30, 2005 as compared to a net loss, as restated, of $2,273,442 for the same period a year ago.

Discontinued Operations

Discontinued operations relate to direct sales of Flexogan in the Canadian market which commenced in fiscal 2003 and which abated at the end of 2006. The loss from discontinued operations for 2005 totalled $805,744 as compared to a loss of $660,398 incurred during the same period a year ago, an increase of $145,346 or about 22%. Our gross margin in 2005 was $35,139 as compared to a gross margin of $230,501 in 2004. Offsetting gross margins in 2005 were administrative expenses of $200,345 and sales and marketing expenses of $640,358. This compares to 2004 administrative expenses of $170,175 and sales and marketing expenses of $720,724.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 the Company had a working capital deficiency of $176,129 as compared to a working capital deficiency of $75,925 as at September 30, 2005. We have licensing arrangements with Andromaco and with Proprius Pharmaceuticals, Inc., which provide our commercial source of funding based on achieving milestones and/or sales of our products. We also have established a joint venture – AlphaAp Inc, which will pay us royalties once sales commence in the far east. We continue to seek out similar licensing and royalty arrangements with established and experienced partners in order to expand our revenue base.

Immediate capital needs are sourced via directors’ loans and other private sources, and to that effect, we have borrowed approximately $105,000 subsequent to September 30 for working capital purposes. Since inception, we have financed operations primarily from the issuance of common stock. We expect to continue common stock issuances and issuance of promissory notes to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed products or to carry out our entire business strategy. Therefore, we will need to raise additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings will be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business and also the issuance of warrants or conversion features which may further dilute our existing shareholders.

We expect to continue to spend capital on:

1. research and development programs;
2. preclinical studies and clinical trials;
3. regulatory proceses; and
4. sales and marketing activities, but unrelated to direct sales.

The amount of capital we may need will depend on many factors, including:

1. the progress, timing and scope of our research and development programs;
2. the progress, timing and scope of our preclinical studies and clinical trials;
3. the time and cost necessary to obtain regulatory approvals;

4. the time and cost necessary to establish licensing and similar marketing arrangements in order to generate royalty and license fee revenues;
5. the time and cost necessary to respond to technological and market developments; and
6. new collaborative, licensing and other commercial relationships that we may establish.

The inability to raise capital would have a material adverse effect on the Company.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding trade accounts payable, discontinued operations liabilities and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2007	2008	2009	2010
Operating Lease Obligations	$ 81,541	$66,747	$22,693	$1,931
Notes Payable (1)	780,323	-	-	-
Total	$861,864	$66,747	$22,693	$1,931

(1) Includes accrued interest accruing at rates ranging from 10% -12% per annum.

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

ITEM 7. FINANCIAL STATEMENTS FOR 2006 AND 2005

The financial statements for the fiscal year ending September 30, 2006 and 2005, required by Item 7 are set forth on pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer and principal accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2006, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

The chief executive officer and the chief financial officer and principal accounting officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of December 15, 2006, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term

Michael M. Lee	43	Chairman of the Board of Directors
		Chief Executive Officer	Since 8/8/1997

Marcel Urbanc, C.A.	50	Chief Financial Officer and
		Principal Accounting Officer

Joseph Schwarz, Ph.D	52	Chief Scientist

Michael Weisspapir, MD, Ph.D	50	Chief Medical Officer

Sandro Persia	36	Secretary/Treasurer

Dr. David Milroy	55	Director	Since 4/15/2003

Dr. Ford Moore	55	Director	Since 4/15/2003

Michael M. Lee: Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario. Mr Lee founded the company in August 1997.

Marcel Urbanc, C.A.: Mr. Urbanc obtained his Chartered Accountant designation in 1985 after articling with Arthur Andersen & Co. for 3 years. Prior to joining the Company, Mr. Urbanc served as Controller and then VP Finance & CFO of Oasis Technology Ltd., a software company involved in transaction processing from 1994 to 2002. During his tenure at Oasis private equity funding of approximately $45,000,000 was raised. Mr Urbanc has been with the company since March, 2003.

Joseph Schwarz, Ph.D.: Dr. Schwarz is our chief scientist. Dr. Schwarz has extensive experience in the research and development of controlled release drug delivery systems, his areas of expertise cover controlled delivery of drugs, colloidal and microcorpusculate drug delivery systems, submicron emulsions (SME), transdermal delivery (topical and systemic). Dr. Schwarz has published more than 40 articles in various scientific journals and has written over 20 patents and patent applications. Dr. Schwarz was the senior scientist at Pharmos Ltd., a publicly traded U.S. pharmaceuticals company from 1991 to 1995. From 1995 to 1997 he was the senior scientist in the research and development department of TEVA Pharmaceuticals Ltd. From 1997 to 1998, Dr. Schwarz was the senior scientist of D-PHARM, a pharmaceuticals concern located in Israel. From 1998 to 1999 Dr. Schwarz served as a part time consultant to the Company and has been with the company since that time.

Michael Weisspapir, M.D., Ph.D.: Dr. Weisspapir has 19 years of successful experience in experimental medicine and extensive experience in interdisciplinary research and development in experimental pharmacology, immunopharmacology, toxicology and neuroscience. Prior to joining the Company, Dr. Weisspapir held a variety of research positions at the University of Tel Aviv and Rabin Medical Center, Israel and the University Health Network, University of Toronto, Canada.

Sandro Persia: Mr. Persia joined Logic Tech Corp. in 1989 as Marketing Manager and promoted to Vice President in 1996. Mr. Persia has extensive business experience in high tech marketing and sales. Mr. Persia holds a diploma in business administration from the Seneca College.

David Milroy, D.D.S. M.R.C.D. (C): Dr. Milroy is a Certified Oral & Maxillofacial Surgeon and has been in private practice in Richmond Hill, Woodbridge, and Port Hope, Ontario for the past twenty years. He graduated from the University of Toronto, Faculty of Dentistry with a Doctor of Dental Surgery degree in 1976 and a Residency in Oral & Maxillofacial Surgery at the University of Toronto, Toronto General and Toronto Doctor’s Hospitals in 1982.

Ford Moore, D.D.S. F.R.C.D. (C): Dr. Moore is a certified Oral & Maxillofacial Surgeon, is engaged in a full-time private practice in Newmarket, Ontario which he established in 1981. Dr. Moore graduated from the University of Toronto with a Doctor of Dental Surgery degree in 1976, and completed a hospital Residency in Oral Surgery and Anesthesia at Toronto General Hospital, Toronto Doctor’s Hospital and the University of Toronto in 1980.

All directors will hold office until the next annual stockholder’s meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the board of directors.

Compensation of Directors

Effective as of March, 2005, non-management directors receive an annual fee of CAD $3,000 as well as meeting attendance fees of CAD $500 or CAD $250. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

Board of Directors Committees

We were not able to attract an independent director with financial experience to sit on our board or our audit committee. The two independent board members who sat on the audit committee had no financial experience. It was determined that the audit committee be disbanded until appropriate qualified independent directors can be located. Based on the size of the organization – seven full time employees, and 3 part time consultants, effective controls over financial reporting and internal financial controls can still be effectively maintained without an audit committee.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2006, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labor law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2006, 2005 and 2004 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM
				COMPENSATION
				SECURITIES
NAME AND				UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION (#)
Michael M. Lee	2006	110,279	0	800,000
President & C.E.O.	2005	45,510	0	13,000,000
	2004	29,531	0	--
Joseph Schwarz	2006	123,946	0	200,000
Chief Scientist	2005	125,267	0	3,000,000
	2004	22,731	0	--
Michael Weisspapir	2006	111,508	0	200,000
Chief Medical Scientist	2005	114,534	0	3,000,000
	2004	59,100	0	--
Marcel Urbanc	2006	25,939	0	200,000
Chief Financial Officer and	2005	52,664	0	270,000
Principal Accounting Officer	2004	36,218	0	--

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2006 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.10 per share on September 30, 2006. No options were exercised by the named executive officers during fiscal 2006 or any prior year.

Name	Number of Exercisable Options at	Value of Unexercised In-The-Money
	Fiscal Year-End (#)	Options at Fiscal Year-End (#)
	Exercisable/Unexercisable *	Exercisable/Unexercisable

Michael M. Lee	13,550,000/800,000	$0/$20,000
Marcel Urbanc	350,000/200,000	$0/$5,000
Joseph Schwarz	3,330,000/200,000	$0/$5,000
Michael Weisspapir	3,280,000/200,000	$0/$5,000

* On October 17, 2005 the following options were granted to the above named executive officers: M. Lee – 800,000; J. Schwarz – 200,000; M. Weisspapir – 200,000; and M Urbanc – 200,000.

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

2006 Stock Option Plan

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this plan up to 5,000,000 options may be granted. As of December 21, 2006 no options have been granted under the 2006 Option Plan, nor have any options been exercised under any of the above plans.

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants, and rights	options,	compensation plans
		warrants, and	(excluding securities
		rights	reflected in the first
two columns

Equity Compensation Plans Approved by Security Holders	25,720,000	$0.16	5,000,000 *

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	25,720,000	$0.16	5,000,000

* This amount represents options made available to management, employees and consultants as approved by shareholders at the Annual General Meeting held March 29, 2006. None of these options have been granted to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company’s common stock. The total number of shares authorized is 250,000,000 shares of common stock, each of which has a par value of $0.0001. As of December 15, 2006 there were 57,808,112 shares of common stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Michael Lee(1)	8,308,686 shares	14.37%
Joseph Schwarz(2)	602,500 shares	1.04%
Ford Moore(3)	492,579 shares	0.85%
Michael Weisspapir(2)	457,500 shares	0.79%
David Milroy(3)	425,000 shares	0.74%
Marcel Urbanc(2)	20,000 shares	0.03%
Sandro Persia(2)	16,000 shares	0.03%
All directors and officers as a group (7 persons)	10,322,265 shares	17.85%

(1) Director and Officer;
(2) Officer;
3) Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended September 30, 2006, Michael Lee, Chief Executive Officer and Director, has loaned us $153,148 on which $16,357 of interest has accrued. We have issued promissory notes to Messr. Lee promising to repay the loan amounts within one year issuance. These notes carry interest in the range of 10% - 12% per annum and are unsecured. These funds were used for general corporate purposes.

During the year ended September 30, 2006, Dr. Ford Moore, Director, has loaned us $107,363 on which $10,056 in interest has accrued. We have issued promissory notes to Dr. Moore promising to repay the loan amounts within one year of issuance. These notes carry interest at the rate of 12% per annum and are unsecured. These funds were used for general corporate purposes.

During the year ended September 30, 2006, Dr. David Milroy, Director, has loaned us $61,873 on which $7,708 in interest has accrued. We have issued promissory notes to Dr. Milroy promising to repay the loan amounts within one year of issuance. These notes carry interest at the rate of 12% per annum and are unsecured. These funds were used for general corporate purposes.

Except as disclosed above, during the past two years, there have been no other material transactions, series of similar transactions or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning after Item 14 of this Form 10-KSB, which is incorporated herein by reference.

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

On November 6, 2006, we filed an 8K reporting on a Feasibility and Option Agreement with a global pharmaceutical company based in U.S.

Under the agreement, we granted them an exclusive option to acquire an exclusive worldwide license to our nanoparticle delivery systems for the development, manufacture and commercialization of certain products in certain indications. In return, they agreed to pay us an upfront fee, as well as additional payments upon the achievement of specified milestones and royalty payments from future product sales that utilize our delivery systems. They will have the sole responsibility for obtaining all regulatory approvals necessary for commercialization of these products at their own expense.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees : For the year ended September 30, 2006 we incurred approximately $25,814 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $22,073 for the year ended September 30, 2005.

Audit-Related Fees: For the years ended September 30, 2006 and 2005 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2006 we incurred no tax related fees to our principal accountant as compared to approximately $3,230 for the year ended September 30, 2005.

All Other Fees: For the year ended September 30, 2006 and 2005 we paid no other fees to our principal accountant.

Audit Committee’s Pre-Approval Policies and Procedures: The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of the services to be provided. Pre-approval is generally provided prior to the service commencing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 21, 2006

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 21, 2006

ALPHARx, INC.

Directors:

/s/ Michael M. Lee
Michael M. Lee, Director and
Chairman of the Board

/s/ David Milroy
David Milroy, Director

/s/ Ford Moore
Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000).

3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-SB filed on June 16, 2000).

3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).

10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.2	*	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).

10.3	*	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)

10.4	*	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)

31.1	41	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	42	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	43	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

32.2	44	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

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

Date: December 21, 2006

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

Date: December 21, 2006

/s/ Marcel Urbanc

Marcel Urbanc,
Chief Financial Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof, Michael Lee, as chief executive officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Michael Lee
Michael Lee
President and Chief Executive Officer
December 21, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof, Marcel Urbanc, as chief financial officer and principal accounting officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and Principal Accounting Officer
December 21, 2006

ALPHARx, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND AUDIT REPORT
SEPTEMBER 30, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada
November 21, 2006	Chartered Accountants

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2006 AND 2005
(All amounts in US Dollars)

	2006	2005
CURRENT ASSETS

Cash and Cash Equivalents	$987,753	$193,458
Marketable Securities	176,418	-
Accounts Receivable, net (note 3)	10,770	40,245
Prepaid Expenses and Other Assets	9,506	12,736
Discontinued Operations (note 4)	4,474	90,022
TOTAL CURRENT ASSETS	1,188,921	336,461

PROPERTY, PLANT & EQUIPMENT, net (note 5)	282,679	232,975
OTHER ASSETS
Licensing Right (note 6)	1	1
TOTAL ASSETS	1,471,601	569,437

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 7)	532,509	340,775
Notes Payable (note 8)	780,323	-
Litigation Liabilities (note 9)	-	25,000
Discontinued Operations (note 4)	52,218	46,611
TOTAL CURRENT LIABILITIES	1,365,050	412,386

MINORITY INTEREST (note 10)	161,283	-
CONTINGENCIES & COMMITMENTS (notes 9 and 11)

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares 2006 and 2005; Issued and outstanding: 57,508,112 (notes 12 and 19)	5,752	5,752
Additional paid-in capital	14,479,082	12,163,243
Accumulated Other Comprehensive Loss	(5,329)	-
Deficit	(14,534,237)	(12,011,944)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(54,732)	157,051

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$1,471,601	$569,437

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
(All amounts in US Dollars)

	2006	2005

LICENSE FEES AND ROYALTIES	1,024,774	4,302

GENERAL AND ADMINISTRATIVE EXPENSES	813,231	650,965
STOCK BASED COMPENSATION EXPENSE AND WARRANT AMORTIZATION	968,837	2,009,920
RESEARCH AND DEVELOPMENT EXPENSES	1,417,700	1,337,503
SALES AND MARKETING EXPENSES	59,889	21,021
DEPRECIATION	74,307	54,077
LOSS FROM OPERATIONS	(2,309,190)	(4,069,184)

OTHER INCOME AND EXPENSES

INTEREST (EXPENSE)/INCOME, NET	(67,410)	22,804

LOSS BEFORE INCOME TAXES	(2,376,600)	(4,046,380)

INCOME TAX (note 12)	-	-

LOSS BEFORE MINORITY INTEREST	(2,376,600)	(4,046,380)
MINORITY INTEREST	33,316	-
LOSS BEFORE DISCONTINUED OPERATIONS	(2,343,284)	(4,046,380)
LOSS FROM OPERATIONS OF DISCONTINUED COMPONENT (note 4)	(179,009)	(805,744)
NET LOSS	(2,522,293)	(4,852,124)
CUMULATIVE TRANSLATION ADJUSTMENT	(5,329)	-
COMPREHENSIVE LOSS	$(2,527,622)	$(4,852,124)

NET LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,508,112	57,251,521

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity(Deficit)

Balance, as of September 30, 2004	52,304,642	$5,232	$9,580,035	-	$(7,159,820)	$2,425,447

Conversion of Promissory Notes	5,203,470	520	510,988			511,508

Issuance of Stock Options for consulting services			62,300			62,300

Stock Based Compensation			2,009,920			2,009,920

Net Loss for the Year					(4,852,124)	(4,852,124)

Balance, as of September 30, 2005	57,508,112	$5,752	$12,163,243	-	$(12,011,944)	$157,051

Issuance of Stock Options for consulting services			233,838			233,838

Stock Based Compensation			483,279			483,279

Unamortized Warrant Discount			504,495			504,495

Net Loss for the Year					(2,522,293)	(2,522,293)

Subsidiary Common Stock Issuance			1,094,227			1,094,227

Foreign Currency Translation				(5,329)		(5,329)

Balance, as of September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
(All amounts in US Dollars)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before discontinued operations	$(2,343,284)	$(4,046,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,307	54,077
Warrant Amortization	251,720	-
Employee stock based compensation expense	483,279	2,009,920
Options Issued For Services Rendered	233,838	62,300
Changes in assets and liabilities:
Increase in Marketable Securities	(176,418)	-
Decrease in Accounts Receivable	29,475	9,685
Decrease in Prepaid Expenses	3,230	54,904
Accrued Interest on Notes Payable	65,333	-
Increase in Accounts Payable and Accrued Liabilities	166,734	61,704
Discontinued Operations (note 4)	(87,854)	(668,883)
NET CASH USED IN OPERATING ACTIVITIES	(1,299,640)	(2,462,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(124,011)	(45,519)

NET CASH USED IN INVESTING ACTIVITIES	(124,011)	(45,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of 15% equity in subsidiary common stock	1,094,227	-
Minority Interest	161,283	-
Issuance (repayment) of Notes Payable, net of discount (note 8)	463,270	(154,392)
Discount on issuance of Notes Payable	504,495	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,223,275	(154,392)

NET INCREASE/(DECREASE) IN CASH	799,624	(2,662,584)
FOREIGN EXCHANGE TRANSLATION	(5,329)	-
CASH, and cash equivalents, beginning of year	193,458	2,856,042

CASH, and cash equivalents, end of year	$987,753	$193,458
SUPPLEMENTARY DISCLOSURE:
The statement of cash flows has been prepared using the indirect method as defined under SFAS No. 95.
Income Tax Paid	$-	$-
Interest Paid	$5,073	$154,674

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(All amounts in US Dollars)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1997. AlphaRx Inc. is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of Alpha Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of common stock of AlphaRx International Holdings Ltd.("AIH"), previously a wholly-owned subsidiary of the Company.

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and an 85% owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., is involved in manufacturing and marketing of certain of the Company’s existing products.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts on deposit with banks, and any other highly liquid investments purchased with a maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments.

Trading Securities

We consider our investment portfolio and marketable equity investments as trading in nature as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are recorded at fair value, which is based on quoted market rates. Any gains and losses are recognized in earnings in the current period.

Fair Value of Financial Instruments

The carrying amount of the Company’s accounts receivable, accounts payable, accrued liabilities, litigation liabilities and notes payable approximates their fair value because of the short maturity of these instruments.

Long-Term Financial Instruments

The fair value of each of the Corporation’s long-term financial assets is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

It is of the management’s opinion that the Company is not exposed to significant interest rate risk, credit risk or currency risks arising from these financial instruments.

Inventory

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on the first-in first-out basis.

Foreign Currency Translation

The Company maintains the books and records of AlphaRx Canada Ltd. in Canadian dollars, and the books and records of Alpha Life Sciences Ltd. and AlphaRx International Holdings Ltd. in Hong Kong dollars, their respective functional currencies. The records of these companies are converted to US dollars, the reporting currency. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. Cumulative net translation adjustments related to equity accounts are included as a separate component of shareholders’ equity.

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

The Company capitalizes expenditures that materially increase assets’ lives and expenses ordinary repairs and maintenance to operations as incurred. When assets are sold or disposed or otherwise fully depreciated, the cost and related accumulated depreciation is removed from the accounts and any gain or loss is included in the statement of income and retained earnings.

Research and Development

All research and development costs are charged to expense as incurred. These costs include in house and contracted research and development, travel to explore and evaluate new products, raw materials, lab supplies and other costs related directly to research and development of new and existing products.

Revenue Recognition

Revenues related to license fees and royalties are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Should there be any future obligations or deliverables related to the license fees, revenue is deferred and not recognized until those obligations and or deliverables have been satisfied. Any advance payments or deposits received in relation to license fees are deferred until those obligations or deliverables have been satisfied. Royalty payments are not received in advance but rather, are paid to the Company based on previous period sales by licensees.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair valuation of warrants issued and estimated lives of capital assets. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Concentrations of Credit Risks and Revenues

The Company’s receivables are unsecured and are generally due in 30 Days. Currently, the Company does not have a diverse customer base. In excess of 90% of our revenues during 2006 were derived from one customer and we continue to rely on this customer for the majority of our foreseeable future revenues. Reserves for uncollectible receivables are determined by us periodically based on best estimates available and historical data, as well as the economic and financial status of our debtors.

Stock Based Compensation

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The fair value of the stock options are amortized into income over the vesting period of the options.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes reporting standards and presentation methods of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders’ equity, bypassing net income. With the exception of foreign exchange gains and losses, the Company has no other components in its comprehensive income (loss) accounts.

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

SFAS 155- In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective in fiscal years beginning after September 15, 2006.

SFAS 156 – In March 2006, the FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006.

SFAS 157 – In September 2006, the FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007.

SFAS 158 – In September 2006, the FASB issued SFAS 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006.

FIN 48 – In June 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 – Accounting for Income Taxes.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS 123(Revised) which does and may continue to have a material impact on results of operations.

NOTE 3. ACCOUNTS RECEIVABLE

	2006	2005

Accounts receivable	$10,770	$40,245
Less: Allowance for bad debts	-	-

	$10,770	$40,245

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4. DISCONTINUED OPERATIONS

During 2003 the Company introduced Flexogan products to the Canadian market. Marketing of these products was underway, and initial orders from customers were received. Further growth in sales resulted in 2004, primarily as a result of one order from a national drug chain. Repeat orders were proving to be more challenging during 2004, even while an expanded marketing campaign was underway.

We completed a private placement during late 2004 in order to continue our core research and development activities as well as continuation of our marketing campaign for Flexogan. Although substantial amounts were spent on marketing during 2005, sales growth did not materialize. This was due, in large part, to new product introductions into the pain relief segment of the market by large pharmaceutical companies and other independents. Marketing and sales programs for these competitive products were substantial, and significantly larger than we could afford. We continued to sell our products into 2006 while seeking marketing and sales partners to take over the Flexogan line.

We determined to discontinue direct sales of Flexogan because: (a) we were not able to source a qualified marketing partner to take over direct sales of Flexogan; (b) we did not have adequate financial resources or expertise to market Flexogan on a longer term basis, and (c) we concluded there was a better overall opportunity for success if we focused on drug development and enhancement while allowing our partners and potential partners to market our products in return for royalty and, or license payments.

The statements of income (loss) and balance sheets for the Discontinued Operations are seen below:

Income Statements	2006	2005

Sales	$27,176	$64,247
Cost of Sales	9,092	29,108
Gross Margin	18,084	35,139

General and Administrative Expenses	162,842	200,345
Sales and Marketing Expenses	34,251	640,538

Income Taxes	-	-

Gain (loss) from Discontinued Operations	$(179,009)	$(805,744)

Balance Sheets

Accounts Receivable	-	$4,549
Inventory		81,166
Other Assets	4,474	4,307
Total Current Assets	4,474	90,022

Accounts Payable and Accrued Liabilities	52,218	46,611
Total Current Liabilities	52,218	46,611

Net Assets (Liabilities)	$(47,744)	$43,411

NOTE 5. PROPERTY, PLANT & EQUIPMENT

	2006	2005

Leasehold Improvements	$20,481	$21,553
Furniture & Fixtures	35,770	31,590
Machinery & Equipment	456,894	335,264

COST	513,145	388,407

Less: Accumulated depreciation/amortization
Leasehold Improvements	10,082	7,598
Furniture & Fixtures	19,492	13,003
Machinery & Equipment	200,892	134,831

	230,466	155,432

NET	$282,679	$232,975

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

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2006	2005

Trade Accounts Payable	$334,046	$231,663
Accrued Liabilities	198,463	109,112

	$532,509	$340,775

Accrued liabilities as at September 30, 2006 include $30,000 which was subsequently paid out in the form of common stock. See also Note 19 – Subsequent Events.

NOTE 8. NOTES PAYABLE

The Company and its subsidiaries issued $967,765 in promissory notes, net of repayments during the year ended September 30, 2006. These promissory notes bear interest at rates of 10% - 12% per annum and are repayable on or before the first anniversary date of issuance. See also Note 16 – Related Party Transactions and Note 19 – Subsequent Events.

In conjunction with these promissory notes the Company issued warrants. (See also Note 15 – Warrants). This in turn required a discount to be established and to be amortized over the life of the promissory notes.

Promissory Notes Issued, net:	$967,765
Discount established	(504,495)
Interest accrued	65,333
Discount amortized	251,720
Promissory Notes Payable
September 30, 2006:	$780,323

During the year ended September 30, 2005, the Company converted $520,347 in convertible promissory notes into 5,203,470 shares of common stock plus warrants to purchase 10,406,940 shares of common stock at an exercise price of $0.30 per share. These warrants expire during September and October, 2007.

NOTE 9. LITIGATION LIABILITIES

The Company received court documentation that the lawsuit filed against it in 2002 was dismissed as of May, 2006. Accordingly the remaining litigation liability has been reversed as the Company is no longer liable for any damages or legal fees related to this action.

NOTE 10. MINORITY INTEREST

Effective June 22, 2006, AlphaRx International Holdings Ltd. ("AIH") issued 1,500 shares of its common stock to New Super Limited ("NSL"), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). There are now 10,000 common shares outstanding of which 8,500 or 85% belong to the Company. Prior to the transaction the Company owned 100% of AIH. With the consolidation of only 85% of AIH, a minority interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

In accordance with the agreement between the Company and NSL, there will be an additional issuance of AIH stock from treasury for total consideration of $HK 10 million, in exchange for an additional 15% of common stock. Once the final infusion is completed, NSL will own 30% of AIH.

NOTE 11. COMMITMENTS

Leases

The Company leases scientific research and development equipment, its main premises and an automobile. The aggregate minimum annual and total payments due under these leases are as follows:

Year	Amount

2007	$81,541
2008	$66,747
2009	$22,693
2010	$ 1,931

TOTAL	$172,912

NOTE 12. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of common stock. As of September 30, 2006 and 2005, there remains issued and outstanding 57,508,112 shares of common stock which has a stated par value of $0.0001 per share. There was no common stock issued during 2006. See also Note 19 – Subsequent Events.

During 2005, convertible notes totalling $520,347 were converted into 5,203,470 shares of common stock at $0.10 per share and 10,406,940 warrants to purchase shares of common stock at an exercise price of $0.30 per share. These warrants expire between September 1, 2007 and October 13, 2007.

NOTE 13. INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets is as follows:

	2005	2004

Deferred tax assets:
Operating loss carry forwards	$3,572,650	$2,872,665
Valuation allowance	3,572,650	2,872,665

Net deferred tax assets	-	-

These losses expire in varying amounts between 2010 and 2025.

NOTE 14. STOCK OPTION PLANS

The Company has a Stock Option Plan (the "plan") under which directors, officers, key employees, and certain independent contractors may be granted options to purchase shares of the Company’s authorized but unissued common stock. This initial option plan was terminated in 2001. Under this plan, the option exercise price is $0.10. Outstanding stock options granted under this plan will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at September 30, 2004, 2005
and 2006	1,150,000	$0.10

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares will be granted to certain key employees, consultants and directors. Under this plan, the option exercise price and its fair market value are determined to be $0.50 - $0.69. All options will expire on February 10, 2008 and will vest, and become exercisable in three instalments. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to this plan’s stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at September 30, 2004, 2005
and 2006	570,000	$0.63

The Company did not grant any stock options during 2004. The Company, via written consent from a majority of the holders of common stock, approved the adoption of a new option plan during July, 2004. Under this plan the Company has issued the maximum number of options permitted totaling 24,000,000 options to purchase common stock. Additional information with respect to this plan’s stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 24, 2004 (plan adoption)	-
Granted during fiscal 2004	-
Granted during fiscal 2005	20,710,000	$0.16
Options outstanding September 30, 2005	20,710,000	$0.16
Granted during fiscal 2006	3,290,000	$0.075
Exercised/Cancelled	-
Outstanding as of September 30, 2006	24,000,000	$0.15
Options exercisable at September 30, 2006	20,710,000	$0.16

Grant	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
Date	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

All options have vested, except for the 3,290,000 granted October 17, 2005 which fully vest on the first anniversary of the grant date. There remains $10,720 to be expensed as at September 30, 2006 in regards to the options granted above.

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this plan up to 5,000,000 options may be granted. As of September 30, 2006 no options have been granted under the 2006 Option Plan, nor have any options been exercised under any of the above plans.

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. As a result, the Company recorded $717,117 in stock based compensation expense related to employee options during the year using the Black-Scholes option pricing model (2005 -$2,009,920). The Company also recorded $62,300 in administrative expenses related to the options granted to consultants using the Black-Scholes option pricing model during 2005.

Had the Company continued to use APB 25, and not reflected employee stock based compensation expense, net loss and net loss per share both pre-tax and after tax basis would have been as follows:

	As reported using	Pro Forma per
	SFAS 123(R)	APB 25

Stock Based compensation	$717,117	$233,838

Net Loss (pre-tax/after tax)	$(2,522,293)	$(2,039,014)

Basic and Diluted Loss per share	$(0.04)	$(0.04)

NOTE 15. WARRANTS

The Company has the following warrants outstanding to purchase common stock at September 30, 2006 and 2005:

	2006	2005
Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $1.10, expiring
December 19, 2007.	670,275	670,275

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.65 expiring June 17,
2006.	-	75,524

Warrants issued in return for financial advisory services
whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05, expiring
September 1, 2007.	3,000,000	3,000,000

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.15, expiring
September 1, 2007.	2,994,642	2,994,642

Warrants issued in conjunction with financing costs whereby
one warrant entitles the holder to purchase one share of
common stock at an exercise price of $0.30, expiring
September 1, 2007	2,287,669	2,287,669

Warrants issued in conjunction with conversion of promissory notes and in conjunction with the private placement completed during July and September, 2004. One warrant entitles the
holder to purchase one share of common stock at an exercise
price of $0.30, expiring between July 21 and September 1,
2007.	39,931,492	39,931,492

Warrants issued in conjunction with the conversion of
promissory notes and in conjunction with the private
placement completed during July and September, 2004. One
warrant entitles the holder to purchase one share of common
stock at an exercise price of $0.30, expiring October 13, 2007.	5,204,160	5,204,160

Warrants issued in conjunction with issuance of promissory
notes during 2006 whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.10, expiring between February 13, and September 30, 2008.	5,524,453	-

	59,612,691	54,163,762

NOTE 16. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from the directors. The directors loaned the Company approximately $322,385 during the year ended September 30, 2006 taking back promissory notes. Interest accrued on these loans totals approximately $34,120 as at September 30, 2006. Interest rates on these loans range from 10% - 12% per annum. The loans are repayable on or before the first anniversary date of issuance and are unsecured. There were no similar transactions during the year ended September 30, 2005.

NOTE 17. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long lived assets by geographic area are seen below.

Revenues

The majority of our revenues for the year ended September 30, 2006 were derived from license fees received from one of our partners. For the year ended September 30, 2005 we derived our revenues from royalties generated by Indaflex sales in Mexico.

	Years ended September 30,
Revenue Stream	2006	2005
License Fees	$ 1,000,000	-
Royalties	24,774	4,302
Total Revenues	$1,024,774	$4,302

Long Lived Assets
	Years ended September 30,
Long Lived Assets	2006	2005
North America	$280,635	$232,975
Asia	2,044	-
Total Long Lived Assets	$282,679	$232,975

NOTE 18. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform with current year’s presentation. In particular there has been a change in presentation to account for the discontinuance of Flexogan sales in 2006.

NOTE 19. SUBSEQUENT EVENTS

We issued 300,000 shares of common stock on November 20, 2006 in lieu of a cash payment of $30,000 to a consultant of the Company.

We borrowed approximately $105,000 subsequent to September 30, 2006 via issuance of unsecured promissory notes. These notes bear interest at 12% per annum, and are repayable on or before the first anniversary date of issuance.