Form 10QSB
period 2006-12-31
ALPHARX INC
filed 2007-02-12
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2006

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]         No [ ]

The number of outstanding shares of registrant's Common Stock on February 12, 2007 was 57,808,112.

Transitional Small Business Disclosure Format.     Yes [ ]         No [X]

ALPHARX, INC.

FORM 10-QSB

DECEMBER 31, 2006

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December 31
2006 and September 30, 2006	3

Unaudited Interim Consolidated Statements of Operations for the three months
ended December 31, 2006 and December 31, 2005	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Deficit	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months
ended December 31, 2006 and December 31, 2005	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial Condition and Plan	13
of Operation

Other Information	19

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2006 AND SEPTEMBER 30,2006
(UNAUDITED)
(All amounts in US Dollars)

	December 31,	September 30,
	2006	2006
CURRENT ASSETS

Cash and Cash Equivalents	$1,018,493	$987,753
Marketable Securities	-	176,418
Accounts Receivable, net	22,694	10,770
Prepaid Expenses and Other Assets	3,478	9,506
Discontinued Operations (note 3)	4,291	4,474
TOTAL CURRENT ASSETS	1,048,956	1,188,921

PROPERTY, PLANT & EQUIPMENT, net	254,773	282,679
OTHER ASSETS
Licensing Right	1	1
TOTAL ASSETS	1,303,730	1,471,601

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	509,628	532,509
Notes Payable (note 4)	1,074,612	780,323
Discontinued Operations (note 3)	48,254	52,218
Deferred Revenue	75,000	-
TOTAL CURRENT LIABILITIES	1,707,494	1,365,050

MINORITY INTEREST (note 5)	145,248	161,283

SHAREHOLDERS' EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
December 31, 2006- 57,808,112 (September 30, 2006-
57,508,112) (Notes 6-8)	5,782	5,752
Additional paid-in capital	14,573,899	14,479,082
Accumulated Other Comprehensive Loss	(3,679)	(5,329)
Deficit	(15,125,014)	(14,534,237)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(549,012)	(54,732)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY/(DEFICIT)	$1,303,730	$1,471,601

See condensed notes to consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(All amounts in US Dollars)

December 31,	2006	2005

LICENSE FEES AND ROYALTIES	11,329	5,274

GENERAL AND ADMINISTRATIVE EXPENSES	177,271	167,138
STOCK BASED COMPENSATION EXPENSE AND
WARRANT AMORTIZATION	137,834	499,811
RESEARCH AND DEVELOPMENT EXPENSES	246,018	353,725
SALES AND MARKETING EXPENSES	3,750	-
DEPRECIATION	20,018	14,925
LOSS FROM OPERATIONS	(584,891)	(1,030,325)

OTHER INCOME AND EXPENSES

INTEREST (EXPENSE)/INCOME, NET	(24,743)	(1,410)

LOSS BEFORE INCOME TAXES	(598,305)	(1,031,735)

INCOME TAX	-	-

LOSS BEFORE MINORITY INTEREST	(598,305)	(1,031,735)
MINORITY INTEREST	16,035	-
LOSS BEFORE DISCONTINUED OPERATIONS	(582,270)	(1,031,735)
LOSS FROM OPERATIONS OF DISCONTINUED
COMPONENT (note 4)	(8,507)	(10,718)
NET LOSS	(590,777)	(1,042,453)
CUMULATIVE TRANSLATION ADJUSTMENT	1,650	-
COMPREHENSIVE LOSS	$(589,127)	$(1,042,453)

NET LOSS PER COMMON SHARE, BASIC &
DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	57,641,808	57,508,112

See condensed notes to consolidated financial statements

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2006
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders'
	Shares	Amount	Capital	Loss	(Deficit)	Equity(Deficit)

Balance, as of
September 30, 2005	57,508,112	$5,752	$12,163,243	-	$(12,011,944)	$157,051
Issuance of stock
options for
consulting services			233,838			233,838
Stock based
compensation			483,279			483,279
Unamortized
warrant discount			504,495			504,495

Net Loss for the year					(2,522,293)	(2,522,293)
Subsidiary common
stock issuance			1,094,227			1,094,227
Foreign currency
translation				(5,329)		(5,329)
Balance, as of
September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for
consulting services	300,000	30	29,970			30,000
Unamortized
warrant discount			54,127			54,127
Stock based
compensation			10,720			10,720
Net Loss for the
period					(590,777)	(590,777)
Foreign currency
translation				1,650		1,650
Balance as of
December 31, 2006	57,808,112	$5,782	$14,573,899	$(3,679)	$(15,125,014)	$(549,012)

See condensed notes to consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)
(All amounts in US Dollars)

Three months ended December 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(590,777)	$(1,042,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,018	14,925
Warrant amortization	127,114	-
Stock based compensation expense	10,720	448,889
Options issued for services rendered	-	50,922
Issuance of common stock for services rendered	30,000	-
Changes in assets and liabilities:
Decrease in marketable securities	176,418	-
Increase in accounts receivable	(11,924)	(14,664)
Decrease (Increase) in prepaid expenses	6,028	7,019
Increase (Decrease) in accounts payable and accrued liabilities	(22,881)	234,424
Accrued interest on notes payable	9,786	-
Increase in deferred revenue	75,000	-
Discontinued operations (Note 3)	(3,781)	(26,089)

NET CASH USED IN OPERATING ACTIVITIES	(174,279)	(327,027)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	7,888	298

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,888	298

CASH FLOWS FROM FINANCING ACTIVITIES
Minority interest	(16,035)	-
Discount on issuance of Notes Payable	54,127	-
Issuance (repayment) of Notes Payable, net	157,389	188,889

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	195,481	188,889

NET INCREASE (DECREASE) IN CASH	29,090	(137,840)
FOREIGN EXCHANGE TRANSLATION	1,650	-
CASH, and cash equivalents, beginning of period	987,753	193,458

CASH, and cash equivalents, end of period	$1,018,493	$55,618

Taxes Paid	$0	$0
Interest Paid	$17,115	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of human therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of AlphaRx Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company's products in the Asian market.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of common stock of AlphaRx International Holdings Ltd. ("AIH"), previously a wholly-owned subsidiary of the Company.

Effective April 22, 2005 AlphaRx International Holdings Limited (a British Virgin Island company and an 85% owned subsidiary of AlphaRx Inc.) entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., is involved in manufacturing and marketing of certain of the Company's existing products.

The Company holds an indirect 42.5% interest in AlphaAP Inc.("AAP"), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party). As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company's interest in the joint venture is not consolidated into the financial statements. AIH will receive a 5% royalty on all revenues generated by AAP.

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 85% of AlphaRx International Holdings Limited and AlphaRx Life Sciences Ltd. (AIH's wholly owned subsidiary). All material inter-company accounts and transactions have been eliminated.

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

NOTE 3. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales. Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

Income Statements for three months ended December 31,	2006	2005

Sales	$ 877	$16,538
Cost of Sales	-	7,436
Gross Margin	877	9,102

General and Administrative Expenses	8,650	14,345
Sales and Marketing Expenses	734	5,475
Income Taxes	-	-
Loss from discontinued operations	$(8,507)	$(10,718)

Balance Sheets	December	September
	31, 2006	30, 2006

Other assets	$4,291	$ 4,474
Total Current Assets	4,291	4,474

Accounts Payable and Accrued Liabilities	48,254	52,218
Total Current Liabilities	48,254	52,218

Net Assets (Liabilities)	$ (43,963)	$ (47,744)

NOTE 4. NOTES PAYABLE

The Company issued $211,516 in promissory notes, before a discount of $54,127 during the three months ended December 31, 2006. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

In conjunction with these promissory notes, the Company issued warrants (See also Note 8 – Warrants). This in turn required a discount to be established in the amount of $54,127. This discount is being amortized over the life of the promissory notes.

AlphaRx Life Sciences Ltd. (an indirect 85% subsidiary of the Company) also repaid promissory notes owing in the amount of $52,928 (including $17,115 in accrued interest) from funds available in that subsidiary.

Promissory Notes Issued:	$1,179,281
Discount on Promissory Notes:	(558,622)
Interest Accrued	75,119
Discount Amortized:	378,834

Promissory Notes Payable
December 31, 2006:	$1,074,612

There remains $179,788 in discount to be amortized over the life of the promissory notes. See also Note 10 – subsequent events for additional new promissory notes issued subsequent to December 31, 2006.

We have extended the repayment of approximately $136,000 of promissory notes including accrued interest for an indeterminate amount of time. Interest continues to accrue on the principal amount at 12% per annum. See also note 9 – Related Party Transactions.

NOTE 5. MINORITY INTEREST

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2006, there remains issued and outstanding 57,808,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were 300,000 shares issued of restricted common stock during the three months ended December 31, 2006 in exchange for financial consulting services rendered in the amount of $30,000. (No shares were issued during three months ended December 31, 2005).

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this Plan up to 5,000,000 options may be granted. As of December 31, 2006 no options have been granted under the 2006 Option Plan. As each Plan exhausted the options available for granting, a successor Plan was established. Outstanding stock options granted under the old Plans will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the various Plan's stock option activity is as follows:

2001 Plan (succeeded by 2003 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options outstanding and exercisable at
December 31, 2006	1,150,000	$0.10

2003 Plan (succeeded by 2004 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Options outstanding and exercisable at
December 31, 2006	570,000	$0.63

2004 Plan (succeeded by 2006 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during fiscal 2006	3,290,000	$0.075
Granted during Q1, fiscal 2007	0
Exercised/Cancelled	0
Options outstanding and exercisable at
December 31, 2006	24,000,000	$0.157

Additional information with respect to the 2004 Plan's stock option activity is as follows:

Grant Date	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company recorded $10,720 in stock based compensation expense during the three months ended December 31, 2006 ($499,811 for the three months ended December 31, 2005). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded under the completed Plans. Stock based compensation expense will be recorded in regards to the 2006 Plan as options are granted. See also Note 10 – subsequent events for options granted subsequent to December 31, 2006.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at December 31, 2006:

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
during July and September, 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 – 27,505,378; September 1,
2007 – 12,426,114; October 13, 2007 – 5,204,160.	45,135,652

Warrants issued in conjunction with the issuance of Promissory
Notes during fiscal 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring February 13 and September 30, 2008.	5,524,453

Warrants issued in conjunction with the issuance of Promissory
Notes during December, 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring December 31, 2008	1,500,000

Total Warrants Outstanding	61,112,691

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $62,200 during the three months ended December 31, 2006 ($183,289 during the three months ended December 31, 2005). Total loans outstanding to directors as of December 31, 2006 were approximately $368,000 including accrued interest of approximately $30,000. These loans bear interest at 12% per annum and are unsecured.

NOTE 10: SUBSEQUENT EVENTS

The Company has issued an additional CAD $5,000 (approximately USD $4,291) in promissory notes subsequent to December 31, 2006 for working capital purposes. These promissory notes bear interest at the rate of 12% per annum and are due on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

The Company granted 90,000 options exercisable at $0.10 per share of common stock to independent consultants and advisors of the Company subsequent to December 31, 2006 under the 2006 Option Plan.

NOTE 11: RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been restated to conform to current year presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the condensed Notes thereto, appearing in this Form 10-QSB. For additional information and complete financial statement note disclosure as of September 30, 2006, reference should be made to the annual Form 10KSB filed during December, 2006. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

General

AlphaRx is a drug delivery company specializing in the development of innovative human therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. We are no longer pursuing direct marketing and sales of our market ready products, nor do we intend to pursue direct marketing and commercialization of any newly developed products. The absence of marketing expertise, and significant ongoing funding required to introduce and promote a product successfully into the market are the principal factors limiting our ability to directly market our proprietary products. We are and will continue to seek out established collaborative partners, distributors and licensees to commercialize and market our products in exchange for milestone payments and royalties.

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

If we cannot complete our research and development initiatives on a timely basis consequences to our operations could be significant to the point where the initiative would be delayed or even abandoned. We could also face the risk of competitors developing the same or similar products and being first to market. Finally, our failure to develop products on a timely basis could substantially impair our ability to generate revenues and materially harm our financial position.

We cannot predict the timing of material net cash inflows from significant initiatives due to a number of factors including (i) availability of financial resources required to market a new product via a partner, (ii) our lack of experience in bringing a new product to market successfully and gaining market share; (iii) competitors' products and the nature and timing of their marketing initiatives.

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

Recent Developments

Collaboration with our partner Proprius Pharmaceuticals Inc. on Indaflex Phase II trials continues on schedule. Enrolment for Phase II is complete with 230 subjects. We expect to complete subject testing and to receive top-line biostatistical results by the end of March, 2007. Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. We anticipate commencement of pivotal Phase III trials later this year.

Our 85% owned subsidiary AlphaRx International Holdings Ltd. ("AIH"), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in Beijing, and in Moscow. Research initiatives have commenced with Streptomycin for Tuberculosis, Levoflaxicin for infection and we are continuing our research with Doxorubicin to address hepatic cancer. Other initiatives slated for pre-clinical development include amoxicillin and clarithromycin to address heli pylori bacteria, a common cause of ulcers. Reduced costs and labor rates in China as compared to North America allows us to expand research and development activities more efficiently even when taking increased travel into account.

Preclinical research continues in Canada on rifamsolin – tuberculosis, vansolin – sepsis, Zysolin – pneumonia and sepsis, and ocusolin – ocular infection. We are also continuing with our formulation activities on three products for a global pharmaceutical company based in the U.S. The adoption or rejection of our formulations will not be determined until after our fiscal year end in September, 2007.

In June, 2006 AIH issued 1,500 shares of its common stock to New Super Limited ("NSL") in accordance with an agreement concluded during April, 2006. The shares were issued for total cash consideration of $HK 10 million (USD $1,288,826). These funds are being utilized for research and development initiatives in China and in Russia. There are presently 10,000 shares of common stock issued and outstanding, of which 85% are owned by us. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary's stock as a capital transaction. Considering that AIH is essentially a non-operating entity, and that the capital infusion was meant for commencement of research and development in Asia region, gain recognition was not appropriate.

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture in mainland China. The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH. In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $31 million) into the Joint Venture in the form of equity. AIH will own 30% of the Joint Venture common stock and China Party will own 70%. AIH is also to receive a 5% royalty on all AIH licensed product sales generated by the Joint Venture.

We signed a licensing agreement with Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") in August 2003 for the commercialization of our lead pharmaceutical product "Indaflex" in Mexico. Mexican health authorities gave approval to Andromaco to start sales of Indaflex™ in Mexico. We collected our first

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited ("AIH") in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company's existing products in the Asia region. No royalties have been collected to date and should this continue we will attempt to restructure the agreement to make it a non-exclusive agreement. This would allow us to approach other organizations in an attempt to license our market ready products – Flexogan and COQ10.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

The Company incurred a net loss before discontinued operations of $582,270 for the three month period ended December 31, 2006 as compared to a net loss before discontinued operations of $1,031,735 incurred for the same period a year ago, a decrease of $449,465 or approximately 44%. The decrease stems primarily from a decrease in stock based compensation expense and warrant amortization of about $362,000 and a decrease in research and development expenses of about $108,000 for the three months ended December 31, 2006 when compared to the same period a year ago.

Revenues

Revenues represent royalties earned from Andromaco from the sales in Indaflex in Mexico. Total revenues for the three month period ended December 31, 2006 were $11,329 as compared to $5,274 generated for the same period a year ago, an increase of $6,055. Sales of Flexogan in the Hong Kong market via our joint venture partner AlphaAP Inc. have commenced, however, until initial royalties are collected from AlphaAP Inc. revenues will not be recognized as they do not meet our revenue recognition criteria.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the three month period ended December 31, 2006 were $177,271 as compared to $167,138 incurred for the same period a year ago, an increase of $10,133 or approximately 6%. We spent approximately $16,000 less in legal fees for the three month period ended December 31, 2006 as compared to the same period a year ago. We realized a foreign exchange gain of about $37,000 for the three month period ended December 31, 2006 which was an improvement of about $40,000 when compared to a foreign exchange loss of about $3,000 incurred in the same period a year ago. Finally, administrative expenses incurred in our 85% owned subsidiary AlphaRx Life Sciences Ltd. were about $66,000 for the three month period ended December 31, 2006 with no comparable expense in the same period a year ago.

Stock Based Compensation Expense and Warrant Amortization

We decided to adopt fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Based on the significance of this expense we have disclosed these items separately from general and administrative expenses. We expensed $10,720 in stock based compensation and $127,114 in warrant amortization during the three months ended December 31, 2006 for a total of $137,834 in this expense category. This compares to $499,811 in stock based compensation expensed during the same period a year ago. Stock based compensation expense decreased significantly as all options issued previously are now fully vested and all related stock based compensation expense has been recognized.

We also issued warrants during the three months ended December 31, 2006 in conjunction with the issuance of promissory notes. This, in turn, required a discount to be established and to be amortized over the life of the promissory notes. We amortized $127,114 of the discount during the three months ended December 31, 2006 with no comparable expense in the same period a year ago. There remains $179,788 in unamortized discount to be expensed as at December 31, 2006.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2006 were $246,018 as compared to $353,725 incurred for the same period a year ago, a decrease of $107,707 or about 30%. Proprius Pharmaceuticals Inc., in accordance with our agreement, absorbed all Phase II Indaflex clinical trial expenses effective April 10, 2006. Partially offsetting the reduction of research and development expenses in North America, was the commencement of research and development initiatives in China and Russia via our indirect 85% owned subsidiary – AlphaRx Life Sciences Ltd. ("ALS"). We incurred about $48,000 in research and development in ALS for the three month period ended December 31, 2006 with no comparable expense in the same period a year ago.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2006 totalled $3,750 with no comparable expense in the same period a year ago. We have one marketing consultant based in the U.S. responsible for sourcing marketing partners and distributors for our market ready products.

Depreciation

Depreciation totalled $20,018 for the three months ended December 31, 2006 as compared to $14,925 incurred during the same period a year ago, an increase of $5,093 or about 34%. The increase stems from additional capital expenditures incurred during 2006, which are now being depreciated at maximum depreciation rates as compared to one half of the maximum depreciation rate in the year of acquisition.

Loss from Operations

Loss from operations were $584,891 for the three months ended December 31, 2006 as compared to a loss of $1,030,325 incurred for the same period a year ago, a decrease of $445,434 or approximately 43%. Reduced stock based compensation and warrant amortization expense, and a reduction in research and development expenses as explained above, were primarily responsible for the reduced loss.

Interest Expense

Interest expense for the three months ended December 31, 2006 was $24,743 as compared to net interest expense of $1,410 generated during the same period a year ago. The increase in promissory notes from about $189,000 as at December 31, 2005 to approximately $1,075,000 as at December 31, 2006 has caused the increase in interest expense.

Minority Interest

We reflected minority interest of $16,035 for the three months ended December 31, 2006, representing our minority shareholder's proportionate interest in our 85% owned subsidiary – AIH. The minority interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June, 2006. Previous to this investment we owned 100% of all of our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2006 the Company had working capital deficiency of $(658,538) as compared to a working capital deficiency of $(176,129) as at September 30, 2006. The Company also has a shareholders' deficiency of $(549,012) as at December 31, 2006 as compared to a shareholders' deficiency of $(54,732) as at September 30, 2006). We issued approximately $212,000 in promissory notes during the three months ended December 31, 2006 before discount of about $54,000. We intend to continue to issue such promissory notes until we can source more permanent funding or until cash flows improve. We have issued additional financing in the form of promissory notes in the amount of CAD $5,000 (approximately US $4,300) subsequent to December 31, 2006. These notes are repayable within one year and bear interest at 12% per annum. We also issued warrants in conjunction with these promissory notes.

We have a licensing arrangement with Andromaco which provides us with a small royalty stream. We have received a non-refundable deposit of $75,000 from a U.S. based pharmaceutical company to formulate new products which may or may not be accepted for commercialization. We also have licensing arrangements with Proprius Pharmaceuticals Inc. and a joint venture agreement with AlphaAP Inc. which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:         OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 300,000 shares of common stock in lieu of cash payments of $30,000 for financial consulting services during the three months ending December 31, 2006. (Nil for the three months ended December 31, 2005). We also issued 1,500,000 warrants in conjunction with the promissory notes issued during the three months ended December 31, 2006. (Nil during the three month period ended December 31, 2005). These warrants entitle the holder to purchase common stock at $0.10 per share and expire in December, 2008.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 - OTHER INFORMATION

None.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(i)          EXHIBITS.

31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2 Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(ii)        REPORTS ON FORM 8-K

(a)     On November 6, 2006, we filed an 8K reporting on a Feasibility and Option Agreement with a global pharmaceutical company based in U.S.

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

(b)      On December 21, 2006 we filed an 8K summarizing our fiscal 2006 year end results. This was filed in conjunction with the filing of our annual Form 10KSB.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 12, 2007

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director