Form 10QSB/A
period 2006-12-31
ALPHARX INC
filed 2007-02-12
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment 1)

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

Explanatory Note

AlphaRx, Inc. is re-filing its Form 10QSB for the Quarter Ended December 31, 2006 as a sentence was missing from the last paragraph of page 14 of the document.  It has hereby been amended and re-filed in its entirety.

ALPHARX, INC.

FORM 10-QSB

DECEMBER 31, 2006

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