Form 10KSB/A
period 2006-09-30
ALPHARX INC
filed 2007-03-14
CIK 1114936

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES      X                  NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Issuer's revenues for its most recent fiscal year ended September 30, 2006 were $ 1,024,774.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $5,202,730 based on the average closing bid and ask price for the common stock on December 20, 2006.

As of December 20, 2006 there were 57,808,112 shares outstanding of the issuer's common stock.

Explanatory Note

This annual report is being refiled in regards to the updating of certifications seen in Exhibits 31.1 and 31.2. The original report had outdated certifications.

AlphaRx, Inc.

FORM 10-KSB/A

For the Year Ended September 30, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-KSB/A, the "Company," "AlphaRx," "we," "us," and "our," refer collectively to AlphaRx, Inc., AlphaRx Canada Limited, our wholly-owned subsidiary, 85% of AlphaRx International Holdings Limited and 85% of Alpha Life Sciences Limited.

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

DATED: March 14, 2007

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: March 14, 2007

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

EXHIBIT 31.1

I, Michael Lee, certify that:

1.     I have reviewed this Form 10-KSB/A of AlphaRx, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter(the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 14, 2007	/s/ Michael Lee
Michael Lee, President and Chief Executive Officer

EXHIBIT 31.2

I, Marcel Urbanc, certify that:

1.     I have reviewed this Form 10-KSB/A of AlphaRx, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter(the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 14, 2007	/s/ Marcel Urbanc
Marcel Urbanc, Chief Financial Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB/A for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof, Michael Lee, as chief executive officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB/A report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB/A report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Michael Lee
Michael Lee
President and Chief Executive Officer
March 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of AlphaRx, Inc. on Form 10-KSB/A for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof, Marcel Urbanc, as chief financial officer and principal accounting officer of AlphaRx, Inc., does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. This 10-KSB/A report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-KSB/A report fairly presents, in all material respects, the financial condition and result of operations of AlphaRx, Inc.

/s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and Principal Accounting Officer
March 14, 2007

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