Form 10QSB/A
period 2006-12-31
ALPHARX INC
filed 2007-03-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment 2)

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

Explanatory Note

This quarterly report is being refiled in regards to the updating of certifications seen in Exhibits 31.1 and 31.2.  The original report had outdated certifications.

ALPHARX, INC.

FORM 10-QSB/A

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

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB/A and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the condensed Notes thereto, appearing in this Form 10-QSB/A. For additional information and complete financial statement note disclosure as of September 30, 2006, reference should be made to the annual Form 10KSB filed during December, 2006 and the amended Form 10KSB/A filed during March, 2007. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

Recent Developments

Collaboration with our partner Proprius Pharmaceuticals Inc. on Indaflex Phase II trials continues on schedule. Enrolment for Phase II is complete with 225 subjects. We expect to complete subject testing and to receive biostatistical results by the end of March, 2007. Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. There are presently 225 patients enrolled in the Indaflex Phase II clinical trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. We anticipate commencement of pivotal Phase III trials later this year.

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