Form 10QSB
period 2007-03-31
ALPHARX INC
filed 2007-05-15
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2007

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of registrant's Common Stock on May 15, 2007 was 57,808,112.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ALPHARX, INC.

FORM 10-QSB

MARCH 31, 2007

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of March 31
2007 and September 30, 2006	3

Unaudited Interim Consolidated Statements of Operations for the three and six
months ended March 31, 2007 and 2006	4

Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit	5

Unaudited Interim Consolidated Statements of Cash Flow for the six months
ended March 31, 2007 and 2006	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and Plan
of Operation	12

Other Information	18

Exhibits 31.2, 31.2, 32.1, 32.2	20

ALPHARX, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2007 AND SEPTEMBER 30,2006
(UNAUDITED)
(All amounts in US Dollars)

	March 31,	September 30,
	2007	2006
CURRENT ASSETS

Cash and Cash Equivalents	$784,942	$987,753
Marketable Securities	-	176,418
Accounts Receivable, net	12,586	10,770
Prepaid Expenses and Other Assets	2,449	9,506
Discontinued Operations (Note 3)	28	4,474
TOTAL CURRENT ASSETS	800,005	1,188,921

PROPERTY, PLANT & EQUIPMENT, net	229,630	282,679
OTHER ASSETS
Licensing Right	1	1
TOTAL ASSETS	1,029,636	1,471,601

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	495,334	532,509
Notes Payable (note 4)	1,279,662	780,323
Discontinued Operations (note 3)	17,065	52,218
Deferred Revenue	75,000	-
TOTAL CURRENT LIABILITIES	1,867,061	1,365,050

MINORITY INTEREST (note 5)	130,967	161,283

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding March
31, 2007- 57,808,112 (September 30, 2006-57,508,112) (Notes
6-8)	5,782	5,752
Additional paid-in capital	14,629,627	14,479,082
Accumulated Other Comprehensive Loss	(9,147)	(5,329)
Deficit	(15,594,654)	(14,534,237)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(968,392)	(54,732)

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY/(DEFICIT)	$1,029,636	$1,471,601

See condensed notes to consolidated financial statements

ALPHARX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(All amounts in US Dollars)

	Three months ended Mar 31		Six months ended Mar 31
	2007	2006	2007	2006
LICENSE FEES AND ROYALTIES	26,365	101,910	37,694	107,184
OTHER REVENUES	1,000	-	1,000	-
TOTAL REVENUES	27,365	101,910	38,694	107,184

GENERAL AND ADMINISTRATIVE
EXPENSES	130,763	87,455	308,034	254,593
STOCK BASED COMPENSATION
EXPENSE AND WARRANT
AMORTIZATION	129,875	107,853	267,709	607,664
RESEARCH AND DEVELOPMENT
EXPENSES	221,206	453,690	467,224	807,415
SALES AND MARKETING EXPENSES	-	-	3,750	-
DEPRECIATION	24,664	18,154	44,682	33,079
LOSS FROM OPERATIONS	(479,143)	(565,242)	(1,052,705)	(1,595,567)

OTHER INCOME AND EXPENSES

INTEREST (EXPENSE)/INCOME, NET	(30,000)	(9,569)	(54,743)	(10,979)

LOSS BEFORE INCOME TAXES	(509,143)	(574,811)	(1,107,448)	(1,606,546)

INCOME TAX	-	-	-	-

LOSS BEFORE MINORITY INTEREST	(509,143)	(574,811)	(1,107,448)	(1,606,546)
MINORITY INTEREST	14,281	-	30,316	-
LOSS BEFORE DISCONTINUED
OPERATIONS	(494,862)	(574,811)	(1,077,132)	(1,606,546)
(LOSS) GAIN FROM OPERATIONS OF
DISCONTINUED COMPONENT (note 4)	25,222	(123,763)	16,715	(134,481)
NET LOSS	(469,640)	(698,574)	(1,060,417)	(1,741,027)
CUMULATIVE TRANSLATION
ADJUSTMENT	(5,468)	-	(3,818)	-
COMPREHENSIVE LOSS	$(475,108)	$ (698,574)	$(1,064,235)	$(1,741,027)

NET LOSS PER COMMON SHARE,
BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	57,808,112	57,508,112	57,726,445	57,508,112

ALPHARX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED MARCH 31, 2007
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity(Deficit)

Balance, as of
September 30, 2005	57,508,112	$5,752	$12,163,243	-	$(12,011,944)	$157,051
Issuance of stock
options for
consulting services			233,838			233,838
Stock based
compensation			483,279			483,279
Unamortized
warrant discount			504,495			504,495

Net Loss for the year					(2,522,293)	(2,522,293)
Subsidiary common
stock issuance			1,094,227			1,094,227
Foreign currency
translation				(5,329)		(5,329)
Balance, as of
September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for
consulting services	300,000	30	29,970			30,000
Unamortized
warrant discount			104,823			104,823
Stock based
compensation			15,752			15,752
Net Loss for the
period					(1,060,417)	(1,060,417)
Foreign currency
translation				(3,818)		(3,818)
Balance as of
March 31, 2007	57,808,112	$5,782	$14,629,627	$(9,147)	$(15,594,654)	$(968,392)

See condensed notes to consolidated financial statements

ALPHARX, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(All amounts in US Dollars)

Six months ended March 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,060,417)	$(1,741,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,682	33,079
Warrant amortization	251,957	-
Stock based compensation expense	15,752	496,440
Options issued for services rendered	-	111,224
Issuance of common stock for services rendered	30,000	-
Changes in assets and liabilities:
Decrease in marketable securities	176,418	-
Increase in accounts receivable	(1,816)	(37,413)
Decrease in prepaid expenses	7,057	10,389
Increase (Decrease) in accounts payable and accrued liabilities	(37,175)	396,987
Accrued interest on notes payable	41,865	-
Increase in deferred revenue	75,000	-
Discontinued operations (Note 3)	(30,707)	90,651

NET CASH USED IN OPERATING ACTIVITIES	(487,384)	(639,670)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	-	793

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	793

CASH FLOWS FROM FINANCING ACTIVITIES
Minority Interest	(30,316)	-
Discount on issuance of Notes Payable	104,823	456,336
Issuance (repayment) of Notes Payable, net	205,517	23,399

NET CASH PROVIDED BY FINANCING ACTIVITIES	280,024	479,735

Effect of exchange rate changes on cash and cash equivalents	4,549	-
NET DECREASE IN CASH	(202,811)	(159,142)

Cash, and cash equivalents, beginning of period	987,753	193,458

Cash, and cash equivalents, end of period	$784,942	$34,316

Taxes Paid	$0	$0
Interest Paid	$17,115	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

NOTE 3. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales. Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

INCOME STATEMENTS FOR THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
Three Months	Three Months	Six months	Six months
March 31	2007	2006	2007	2006
Sales	$ 1,028	$ 5,465	$ 1,905	$ 22,003
Cost of Sales	-	1,483	-	8,919
Gross Margin	1,028	3,982	1,905	13,084

General and Administrative	(24,194)	100,375	(15,544)	114,720
Sales and Marketing	-	27,370	734	32,845

Profit(Loss) on discontinued operations	$ 25,222	$ (123,763)	$ 16,715	$ (134,481)

BALANCE SHEETS AS AT			March 31, 2007	September 30, 2006

Other assets			$ 28	$ 4,474
Total Current Assets			28	4,474

Accounts Payable and Accrued
Liabilities			17,065	52,218
Total Current Liabilities			17,065	52,218

Net Assets (Liabilities)			$ (17,037)	$ (47,744)

NOTE 4. NOTES PAYABLE

The Company issued $310,340 in promissory notes with attached warrants during the six months ended March 31, 2007. These notes bear interest at 12% per annum and are repayable on the first anniversary of the date of issuance. Prepayment of these notes prior to the first anniversary date is permitted. The attached warrants required a discount to be established in the amount of $104,823. This discount is being amortized over the term of the promissory notes.

AlphaRx Life Sciences Ltd. (an indirect 85% subsidiary of the Company) also repaid promissory notes owing in the amount of $52,928 (including $17,115 in accrued interest) from funds available in that subsidiary.

Promissory Notes Issued:	$1,278,105
Discount on Promissory Notes:	(609,318)
Interest Accrued	107,198
Discount Amortized:	503,677

Promissory Notes Payable
December 31, 2006:	$1,279,662

There remains $105,641 in discount to be amortized over the life of the promissory notes.

We have extended the repayment of approximately $391,000 of promissory notes including accrued interest for an indeterminate amount of time. Interest continues to accrue on the principal amount at 12% per annum. See also note 9 – Related Party Transactions.

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2007, there remains issued and outstanding 57,808,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were 300,000 shares issued of restricted common stock during the three months ended December 31, 2006 in exchange for financial consulting services rendered in the amount of $30,000. There were no shares issued in the three months ended March 31, 2007. (No shares were issued during six months ended March 31, 2006).

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this Plan up to 5,000,000 options may be granted. As of March 31, 2007 we have granted 90,000 options under the 2006 Option Plan. As each Plan exhausted the options available for granting, a successor Plan was established. Outstanding stock options granted under the old Plans will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the various Plan’s stock option activity is as follows:

2001 Plan (succeeded by 2003 Plan)	Number of Shares	Weighted Average Exercise Price
Options outstanding and exercisable at March	1,150,000	$0.10
31, 2007

2003 Plan (succeeded by 2004 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Options outstanding and exercisable at
March 31, 2007	570,000	$0.63

2004 Plan (succeeded by 2006 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004	0

Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during fiscal 2006	3,290,000	$0.075
Granted during fiscal 2007	0
Exercised/Cancelled	0
Options outstanding and exercisable at March
31, 2007	24,000,000	$0.157

Additional information with respect to the 2004 Plan’s stock option activity is as follows:

Grant Date	Quantity Granted	Option Price	Expiry	Fair Value	Risk Free Rate	Expected Life	Expected Volatility	Expected Dividend
Nov 15, 2004	13,220,000	$0.15 to $0.50	Nov 15, 2014	$1,448,922	2.32%	10 years	185%	NIL
Jan 10, 2005	7,000,000	$0.15	Feb 8, 2015	$1,045,056	2.02%	10 years	177%	NIL
Feb 8, 2005	390,000	$0.15	Feb 8, 2015	$53,894	1.93%	10 years	156%	NIL
May 25, 2005	100,000	$0.13	May 25, 2015	$7,627	2.00%	10 years	70%	NIL
Oct 17, 2005	3,290,000	$0.075	Oct 17, 2015	$244,559	4.50%	10 years	75%	NIL
	24,000,000			$2,800,058

2006 Plan	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at September 30, 2006	0
Granted during fiscal 2007	90,000	$0.10
Exercised/Cancelled	0	$0.00
Options outstanding at March 31, 2007	90,000	$0.10
Options exercisable at March 31, 2007	0

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company recorded $15,752 in stock based compensation expense during the six months ended March 31, 2007 ($496,440 for the six months ended March 31, 2006). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded under the completed Option Plans.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at March 31, 2007:

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
during July and September 2004. One warrant entitles the holder to purchase one share of common stock at an exercise price of
$0.30. Expiry dates: July 21, 2007 – 27,505,378; September 1,
2007 – 12,426,114; October 13, 2007 – 5,204,160.	45,135,652

Warrants issued in conjunction with the issuance of Promissory
Notes during fiscal 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring February 13 and September 30, 2008.	5,524,453

Warrants issued in conjunction with the issuance of Promissory
Notes during December 2006. One warrant entitles the holder to purchase one share of common stock at an exercise price of $0.10,
expiring December 31, 2008	1,500,000

Warrants issued in conjunction with the issuance of Promissory
Notes during March 2007. One warrant entitles the holder to
purchase one share of common stock at an exercise price of $0.10,
expiring March 31, 2009	807,775

Total Warrants Outstanding	61,920,466

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $32,200 during the six months ended March 31, 2007 ($149,835 during the six months ended March 31, 2006). Total loans outstanding to directors as of March 31, 2007 were approximately $347,720 including accrued interest of approximately $35,761. These loans bear interest at 12% per annum and are unsecured.

NOTE 10: RECLASSIFICATIONS

Certain amounts in prior year’s financial statements have been reclassified to conform to current year presentation. In particular amounts related to discontinued operations have been reclassified for comparison purposes.

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

The nature, timing and estimated costs to complete a research and development initiative and anticipated completion dates cannot be estimated because: (i) the nature of research is experimental and we could encounter unforeseen situations which could significantly delay project completion or require us to abandon the project; (ii) timing to complete a research initiative depends, to a certain extent, on financial resources and we cannot predict with any degree of certainty that financial resources will be available when needed to complete any specific initiative; (iii) we cannot significantly influence our partners and licensees as to timing and completion of collaborative efforts, and (iv) cost estimates cannot be predicted with any acceptable degree of accuracy due to unforeseen issues arising during the clinical stages or the approval stages of any specific initiative.

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

We cannot predict the timing of material net cash inflows (royalty and milestone payments) from our collaborative partners due to a number of factors including (i) lack of control over the commercialization and marketing process; (ii) our lack of historical experience with our partners; and (iii) competitors’ products and the nature and timing of their marketing initiatives. As we no longer market and sell our products directly we do not anticipate any cash inflows from direct sales.

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

Recent Developments

Together with our licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March, 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Under the terms of the Licensing Agreement with Proprius we may not receive any milestone payments for this trial. Proprius retained the rights to clinical development and commercialization of Indaflex in April 2006 in exchange for an initial license fee and future milestone and royalty payments. Future milestone and royalty payments are based on successful completion of trials and commercialization of Indaflex. Proprius is solely responsible for the global commercialization (with the exception of Asia and Mexico) of Indaflex.

Our 85% owned subsidiary AlphaRx International Holdings Ltd.("AIH"), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in Beijing, and in Moscow. Research initiatives have commenced with Streptomycin for Tuberculosis, Levoflaxicin for infection and we are continuing our research with Doxorubicin to address hepatic cancer. Reduced costs and labour rates in China as compared to North America allows us to expand research and development activities more efficiently even when taking increased travel into account.

Preclinical research continues in Canada on Vansolin – sepsis, Zysolin – pneumonia and sepsis, and Ocusolin – ocular infection. We have concluded our formulation activities on three products for a global pharmaceutical company based in the U.S. The adoption or rejection of our formulations will not be determined until after our fiscal year end in September, 2007.

In June, 2006 AIH issued 1,500 shares of its common stock to New Super Limited ("NSL") in accordance with an agreement concluded during April, 2006. The shares were issued for total cash consideration of $HK 10 million (USD $1,288,826). These funds are being utilized for research and development initiatives in China and in Russia and also, to a certain extent in Canada. There are presently 10,000 shares of common stock issued and outstanding, of which 85% are owned by us. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction.

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture in mainland China. The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH. In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $31 million) into the Joint Venture in the form of equity. AIH will own 30% of the Joint Venture common stock and China Party will own 70%. AIH is also to receive a 5% royalty on all AIH licensed product sales generated by the Joint Venture. Delays are being experienced in obtaining the appropriate operating licenses, and permits from the government in order to commence building construction.

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

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited ("AIH") in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company’s existing products in the Asia region. Sales have commenced and we are anticipating receipt of our initial royalties prior to the end of our fiscal year – September, 2007. Until we receive cash royalties we will not recognize revenues for this joint venture.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2007, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

We incurred a net loss before discontinued operations of $1,077,132 for the six month period ended March 31, 2007 as compared to a net loss before discontinued operations of $1,606,546 incurred for the same period a year ago, a decrease of $529,414 or approximately 33%. The decrease stems primarily from a decrease in stock based compensation expense and warrant amortization of about $340,000 and a decrease in research and development expenses of about $340,000.

Revenues

Revenues represent royalties earned from Andromaco based on sales of Indaflex in Mexico. Total revenues for the six months ended March 31, 2007 were $38,694 as compared to $107,184 generated for the same period a year ago, an decrease of $68,490. Excluding the $100,000 in license fees collected during the six month period ended March 31, 2006, we have increased our royalty revenues from $7,184 for the six months ended March 31, 2006 to $37,694 in the six months ended March 31, 2006.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the six month period ended March 31, 2007 were $308,034 as compared to $254,593 incurred for the same period a year ago, an increase of $53,441 or approximately 21%. We incurred $93,240 in general and administrative expenses in our 85% owned subsidiary AlphaRx Life Sciences Ltd. during the six month period ended March 31, 2007 with no comparable expense in the same period a year ago. During the six month period ended March 31, 2006 we incurred $30,000 in financial consulting expenses and $31,181 for insurance including Phase II clinical trial insurance. During the six month period ended March 31, 2007 we incurred no comparable financial consulting expenses and $8,260 in insurance expense – a combined reduction of $52,921 in general and administrative expenses. Insurance expenses decreased based on our agreement with Proprius Pharmaceuticals Inc. whereby Proprius absorbs all Phase II clinical trial expenses related to Indaflex effective April, 2006.

Stock Based Compensation Expense and Warrant Amortization

Based on the magnitude of this expense we have disclosed these items separately from other general and administrative expenses. We expensed $15,752 in stock based compensation and $251,957 in warrant amortization during the six months ended March 31, 2007 for a total of $267,709 in this expense category. This compares to $594,503 in stock based compensation expense and $13,161 in warrant amortization during the same period a year ago. Stock based compensation expense has decreased as all options issued previously are now fully vested and all related stock based compensation expense has been recognized. Any new options issued will attract further stock based compensation expense.

We also issued warrants during the six months ended March 31, 2007 in conjunction with the issuance of promissory notes. This, in turn, required a discount to be established and to be amortized over the life of the promissory notes. We amortized $251,957 of the discount during the six months ended March 31, 2007 as compared to $13,161 during the same period a year ago. The increase stems from the increased issuance of promissory notes and the cumulative effect of discount amortization over the life of the promissory notes. There remains $105,641 in unamortized discount to be expensed as at March 31, 2007.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2007 were $467,224 as compared to $807,415 incurred for the same period a year ago, a decrease of $340,191 or about 42%. Proprius Pharmaceuticals Inc., in accordance with our agreement, absorbed all Phase II Indaflex clinical trial expenses effective April 2006. Partially offsetting the reduction of research and development expenses in North America, was the commencement of research and development initiatives in China and Russia via our indirect 85% owned subsidiary – AlphaRx Life Sciences Ltd. ("ALS"). We incurred about $116,700 in research and development in ALS for the six month period ended March 31, 2007 with no comparable expense in the same period a year ago.

Sales and Marketing

Sales and marketing expenses for the six months ended March 31, 2007 totalled $3,750 with no comparable expense in the same period a year ago. We have one part time marketing consultant based in the U.S. responsible for sourcing marketing partners and distributors for our market ready products.

Depreciation

Depreciation totalled $44,682 for the six months ended March 31, 2007 as compared to $33,079 incurred during the same period a year ago, an increase of $11,603 or about 35%. The increase stems from additional capital expenditures incurred during 2006, which are now being depreciated at maximum depreciation rates as compared to one half of the maximum depreciation rate in the year of acquisition.

Loss from Operations

Loss from operations were $1,052,705 for the six months ended March 31, 2007 as compared to a loss of $1,595,567 incurred for the same period a year ago, a decrease of $542,862 or approximately 34%. Reduced stock based compensation and warrant amortization expense, and a reduction in research and development expenses as explained above, were primarily responsible for the reduced loss.

Interest Expense

Interest expense for the six months ended March 31, 2007 was $54,743 as compared to net interest expense of $10,979 generated during the same period a year ago. The increase in promissory notes from about $469,000 (before discount) as at March 31, 2006 to approximately $1,278,000 as at March 31, 2007 has caused the increase in interest expense.

Minority Interest

We reflected minority interest of $30,316 for the six months ended March 31, 2007, representing our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH. The minority interest resulted based on the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. Previous to this investment we owned 100% of AIH.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2007 the Company had working capital deficiency of $(1,067,056) as compared to a working capital deficiency of $(176,129) as at September 30, 2006. The Company also has a shareholders’ deficiency of $(968,392) as at March 31, 2007 as compared to a shareholders’ deficiency of $(54,732) as at September 30, 2006. We issued approximately $310,000 in promissory notes with attached warrants during the six months ended March 31, 2007 before discount of about $105,000. We intend to continue to issue such promissory notes until we can source more permanent funding or until cash flows improve. These notes are repayable within one year and bear interest at 12% per annum. To maintain our cash position, we have extended the repayment of promissory notes due in the amount of about $391,000 for an indeterminate period of time.

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

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 300,000 shares of common stock in lieu of cash payments of $30,000 for financial consulting services during the six months ending March 31, 2007. (Nil for the six months ended March 31, 2006). We also issued 2,307,775 warrants in conjunction with the promissory notes issued during the six months ended March 31, 2007. (4,759,453 during the six months ended March 31, 2006). These warrants entitle the holder to purchase common stock at $0.10 per share and expire two years from the date of issuance.

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

(b)   On December 27, 2006 we filed an 8K summarizing our fiscal 2006 year end results. This was filed in conjunction with the filing of our annual Form 10KSB.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 2007

ALPHARx, INC.

By: __/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: __/S/ Michael M. Lee
Michael M. Lee, Director

By: __/S/ David Milroy
David Milroy, Director

By: __/S/ Ford Moore
Ford Moore, Director