Form 10QSB
period 2007-06-30
ALPHARX INC
filed 2007-08-14
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2007

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

ALPHARX, INC.

FORM 10-QSB

JUNE 30, 2007

ALPHARX, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND SEPTEMBER 30,2006
(UNAUDITED)
(All amounts in US Dollars)

	June 30,	September 30,
	2007	2006
CURRENT ASSETS

Cash and Cash Equivalents	$526,083	$987,753
Marketable Securities	6,643	176,418
Accounts Receivable, net	8,218	10,770
Prepaid Expenses and Other Assets	4,660	9,506
Discontinued Operations (Note 3)	-	4,474
TOTAL CURRENT ASSETS	545,604	1,188,921

PROPERTY, PLANT & EQUIPMENT, net	228,174	282,679
OTHER ASSETS
Licensing Right	1	1
TOTAL ASSETS	773,779	1,471,601

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	547,166	532,509
Notes Payable (note 4)	1,444,895	780,323
Discontinued Operations (note 3)	18,065	52,218
Deferred Revenue	75,000	-
TOTAL CURRENT LIABILITIES	2,085,126	1,365,050

MINORITY INTEREST (note 5)	122,619	161,283

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding June
30, 2007- 57,808,112 (September 30, 2006-57,508,112) (Notes 6-8)	5,782	5,752
Additional paid-in capital	14,629,627	14,479,082
Accumulated Other Comprehensive Loss	(12,485)	(5,329)
Deficit	(16,056,890)	(14,534,237)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(1,433,966)	(54,732)

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY/(DEFICIT)	$773,779	$1,471,601

See condensed notes to consolidated financial statements

ALPHARX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(All amounts in US Dollars)

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006
LICENSE FEES AND ROYALTIES	35,856	909,201	73,550	1,016,385
OTHER REVENUES	-	-	1,000	-
TOTAL REVENUES	35,856	909,201	74,550	1,016,385

GENERAL AND ADMINISTRATIVE EXPENSES	298,049	383,244	606,083	637,837
STOCK BASED COMPENSATION
EXPENSE AND WARRANT
AMORTIZATION	34,946	178,025	302,655	785,689
RESEARCH AND DEVELOPMENT EXPENSES	115,176	452,051	582,400	1,259,466
SALES AND MARKETING EXPENSES	-	52,569	3,750	52,569
DEPRECIATION	25,660	20,961	70,342	54,040
LOSS FROM OPERATIONS	(437,975)	(177,649)	(1,490,680)	(1,773,216)

OTHER INCOME AND EXPENSES

INTEREST (EXPENSE)/INCOME, NET	(36,480)	(36,547)	(91,223)	(47,526)

LOSS BEFORE INCOME TAXES	(474,455)	(214,196)	(1,581,903)	(1,820,742)

INCOME TAX	-	-	-	-

LOSS BEFORE MINORITY INTEREST	(474,455)	(214,196)	(1,581,903)	(1,820,742)
MINORITY INTEREST	8,348	29,084	38,664	29,084
LOSS BEFORE DISCONTINUED OPERATIONS	(466,107)	(185,112)	(1,543,239)	(1,791,658)
(LOSS) GAIN FROM OPERATIONS OF DISCONTINUED COMPONENT (note 4)	3,871	(20,897)	20,586	(155,378)
NET LOSS	(462,236)	(206,009)	(1,522,653)	(1,947,036)
CUMULATIVE TRANSLATION ADJUSTMENT	(3,338)	-	(7,156)	-
COMPREHENSIVE LOSS	$(465,574)	$ (206,009)	$(1,529,809)	$(1,947,036)

NET LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,808,112	57,508,112	57,752,556	57,508,112

See condensed notes to consolidated financial statements

ALPHARX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2007
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity(Deficit)

Balance, as of
September 30, 2005	57,508,112	$5,752	$12,163,243	-	$(12,011,944)	$157,051
Issuance of stock
options for
consulting services			233,838			233,838
Stock based
compensation			483,279			483,279
Unamortized
warrant discount			504,495			504,495

Net Loss for the year					(2,522,293)	(2,522,293)
Subsidiary common
stock issuance			1,094,227			1,094,227
Foreign currency
translation				(5,329)		(5,329)
Balance, as of
September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for
consulting services	300,000	30	29,970			30,000
Unamortized
warrant discount			104,823			104,823
Stock based
compensation			15,752			15,752
Net Loss for the
period					(1,522,653)	(1,522,653)
Foreign currency
translation				(7,156)		(7,156)
Balance as of
June 30, 2007	57,808,112	$5,782	$14,629,627	$(12,485)	$(16,056,890)	$(1,433,966)

See condensed notes to consolidated financial statements

ALPHARX, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(All amounts in US Dollars)

Taxes Paid	$0	$0
Nine months ended June 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,522,653)	$(1,947,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,342	54,040
Warrant amortization	286,903	130,214
Stock based compensation expense	15,752	483,279
Options issued for services rendered	-	172,196
Issuance of common stock for services rendered	30,000	-
Changes in assets and liabilities:
Decrease in marketable securities	169,775	-
Decrease (Increase) in accounts receivable	2,552	(10,161)
Decrease in prepaid expenses	4,846	3,054
Increase (Decrease) in accounts payable and accrued liabilities	14,657	188,480
Accrued interest on notes payable	87,971	-
Increase in deferred revenue	75,000	-
Discontinued operations (Note 3)	(29,679)	80,400

NET CASH USED IN OPERATING ACTIVITIES	(794,534)	(845,534)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	(6,289)	(124,220)

NET CASH USED IN INVESTING ACTIVITIES	(6,289)	(124,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Minority Interest	(38,664)	165,515
Issuance of 15% equity in subsidiary common stock	-	1,094,227
Discount on issuance of Notes Payable	104,823	482,062
Issuance (repayment) of Notes Payable, net	289,698	307,248

NET CASH PROVIDED BY FINANCING ACTIVITIES	355,857	2,049,052

Effect of exchange rate changes on cash and cash equivalents	(16,704)	-

NET (DECREASE)/ INCREASE IN CASH	(461,670)	1,079,298

Cash, and cash equivalents, beginning of period	987,753	193,458

Cash, and cash equivalents, end of period	$526,083	$1,272,756

Interest Paid	$17,115	$0

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of AlphaRx Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market and in China based research and development.

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

NOTE 3. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales. Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

INCOME STATEMENTS FOR THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
	Three Months	Three Months	Nine months	Nine months
June 30	2007	2006	2007	2006

Sales	$1,441	$5,138	$3,346	$27,141
Cost of Sales	-	401	-	9,320
Gross Margin	1,441	4,737	3,346	17,821

General and Administrative	(2,430)	24,484	(17,974)	139,204
Sales and Marketing	-	1,150	734	33,995

Profit(Loss) on discontinued operations	$3,871	$(20,897)	$20,586	$(155,378)

BALANCE SHEETS AS AT			June	September
			30, 2007	30, 2006

Other assets			$-	$4,474
Total Current Assets			-	4,474

Accounts Payable and Accrued
Liabilities			18,065	52,218
Total Current Liabilities			18,065	52,218

Net Assets (Liabilities)			$(18,065)	$(47,744)

NOTE 4. NOTES PAYABLE

The Company issued $394,521 in promissory notes with attached warrants during the nine months ended June 30, 2007. These notes bear interest at 12% per annum and are repayable on the first anniversary of the date of issuance. Prepayment of these notes prior to the first anniversary date is permitted. The attached warrants required a discount to be established in the amount of $104,823. This discount is being amortized over the term of the promissory notes.

AlphaRx Life Sciences Ltd. (an indirect 85% subsidiary of the Company) also repaid promissory notes owing in the amount of $52,928 (including $17,115 in accrued interest) from funds available in that subsidiary.

Promissory Notes Issued:	$1,362,285
Discount on Promissory Notes:	(609,318)
Interest Accrued	153,305
Discount Amortized:	538,623

Promissory Notes Payable
June 30, 2007:	$1,444,895

There remains $70,695 in discount to be amortized over the life of the promissory notes.

We have extended the repayment of approximately $808,000 of promissory notes including accrued interest for an indeterminate amount of time. Interest continues to accrue on the principal amount at 12% per annum. See also note 9 – Related Party Transactions.

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2007, there remains issued and outstanding 57,808,112 shares of such common stock which has a stated par value of $0.0001 per share.

There were 300,000 shares issued of restricted common stock during the three months ended December 31, 2006 in exchange for financial consulting services rendered in the amount of $30,000. There were no shares issued in the six months ended June 30, 2007. (No shares were issued during nine months ended June 30, 2006).

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this Plan up to 5,000,000 options may be granted. As of June 30, 2007 we have granted 90,000 options under the 2006 Option Plan. As each Plan exhausted the options available for granting, a successor Plan was established. Outstanding stock options granted under the old Plans will remain in effect until the expiration date specified in those options. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the various Plan’s stock option activity is as follows:

2001 Plan (succeeded by 2003 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Options outstanding and exercisable at June 30, 2007	1,150,000	$0.10

2003 Plan (succeeded by 2004 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at February 10, 2003	0
Granted during fiscal 2003	645,000	$0.63
Exercised	0	$0.00
Cancelled	75,000	$0.63
Options outstanding and exercisable at June 30, 2007	570,000	$0.63

2004 Plan (succeeded by 2006 Plan)	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at July 24, 2004	0
Granted during fiscal 2004	0
Granted during fiscal 2005	20,710,000	$0.16
Granted during fiscal 2006	3,290,000	$0.075
Granted during fiscal 2007	0
Exercised/Cancelled	0
Options outstanding and exercisable at June 30, 2007	24,000,000	$0.157

Additional information with respect to the 2004 Plan’s stock option activity is as follows:

Grant Date	Quantity	Option	Expiry	Fair Value	Risk	Expected	Expected	Expected
	Granted	Price			Free	Life	Volatility	Dividend
					Rate
Nov 15,	13,220,000	$0.15	Nov 15,	$1,448,922	2.32%	10	185%	NIL
2004		to	2014			years
		$0.50
Jan 10,	7,000,000	$0.15	Feb 8,	$1,045,056	2.02%	10	177%	NIL
2005			2015			years
Feb 8,	390,000	$0.15	Feb 8,	$53,894	1.93%	10	156%	NIL
2005			2015			years
May 25,	100,000	$0.13	May 25,	$7,627	2.00%	10	70%	NIL
2005			2015			years
Oct 17,	3,290,000	$0.075	Oct 17,	$244,559	4.50%	10	75%	NIL
2005			2015			years
	24,000,000			$2,800,058

2006 Plan	Number of	Weighted
	Shares	Average
		Exercise
		Price
Outstanding at September 30, 2006	0
Granted during fiscal 2007	90,000	$0.10
Exercised/Cancelled	0	$0.00
Options outstanding at June 30, 2007	90,000	$0.10
Options exercisable at June 30, 2007	0

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company recorded $15,752 in stock based compensation expense during the nine months ended June 30, 2007 ($496,440 for the nine months ended June 30, 2006). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded under the completed Option Plans.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at June 30, 2007:

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

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $19,500 during the nine months ended June 30, 2007 ($281,107 during the nine months ended June 30, 2006). Total loans outstanding to directors as of June 30, 2007 were approximately $376,016 including accrued interest of approximately $47,989. These loans bear interest at 12% per annum and are unsecured.

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

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited ("China Party") to establish a Joint Venture in mainland China. The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH. In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $USD 31 million) into the Joint Venture in the form of equity. AIH will own 30% of the Joint Venture common stock and China Party will own 70%. AIH is also to receive a 5% royalty on all AIH licensed product sales generated by the Joint Venture. Delays are being experienced in obtaining the appropriate operating licenses, and permits from the government in order to commence building construction.

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

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited ("AIH") in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company’s existing products in the Asia region. We received our initial royalties from AlphaAP Inc. in the amout of HKD $100,000 in the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

We incurred a net loss before discontinued operations of $1,543,239 for the nine month period ended June 30, 2007 as compared to a net loss before discontinued operations of $1,791,658 incurred for the same period a year ago, a decrease of $284,419 or approximately 14%. The decrease stems primarily from a revenue decline of about $942,000, research and development expenses have decreased by about $677,000 and a decrease in stock based compensation expense and warrant amortization of about $483,000 when compared to the same period a year ago.

Revenues

Revenues represent royalties earned from Andromaco based on sales of Indaflex in Mexico and royalties paid by AlphaAP Inc. our Joint Venture in China. Total revenues for the nine month period ended June 30, 2007 were $74,550 as compared to $1,016,385 generated for the same period a year ago, a decrease of $941,835 or about 93%. Excluding the $1,000,000 in license fees collected during the nine month period ended June 30, 2006, we have increased our royalty revenues from $16,385 for the nine month period ended June 30, 2006 to $73,550 in the nine month period ended June 30, 2007.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters. General and Administrative expenses for the nine month period ended June 30, 2007 were $606,083 as compared to $637,837 incurred for the same period a year ago, a decrease of $31,754 or approximately 5%.

Stock Based Compensation Expense and Warrant Amortization

Based on the magnitude of this expense we have disclosed these items separately from other general and administrative expenses. We expensed $15,752 in stock based compensation and $286,903 in warrant amortization during the nine month period ended June 30, 2007 for a total of $302,655 in this expense category. This compares to $655,475 in stock based compensation expense and $130,214 in warrant amortization during the same period a year ago. Stock based compensation expense has decreased as all options issued previously are now fully vested and all related stock based compensation expense has been recognized. Any new options issued will attract further stock based compensation expense.

We also issued warrants during the nine month period ended June 30, 2007 in conjunction with the issuance of promissory notes. This, in turn, required a discount to be established and to be amortized over the life of the promissory notes. We amortized $286,903 of the discount during the nine month period ended June 30, 2007 as compared to $130,214 during the same period a year ago. The increase stems from the increased issuance of promissory notes and the cumulative effect of warrant discount amortization over the life of the promissory notes. There remains $70,695 in unamortized discount to be expensed as at June 30, 2007.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities.

Research and development expenses for the nine month period ended June 30, 2007 were $582,400 as compared to $1,259,466 incurred for the same period a year ago, a decrease of $677,066 or about 54%. Proprius Pharmaceuticals Inc., in accordance with our agreement, absorbed all Phase II Indaflex clinical trial expenses effective April 2006. Partially offsetting the reduction of research and development expenses in North America, was the commencement of research and development initiatives in China and Russia via our indirect 85% owned subsidiary – AlphaRx Life Sciences Ltd. ("ALS"). We incurred about $170,000 in research and development in ALS for the nine month period ended June 30, 2007 with no comparable expense in the same period a year ago.

Sales and Marketing

Sales and marketing expenses for the nine month period ended June 30, 2007 totalled $3,750 as compared to $52,569 incurred in the same period a year ago. We paid out a $50,000 commission in relation to a one time licensing arrangement in the nine months ended June30, 2006 with no comparable expense in the same period this year. We have one part time marketing consultant based in the U.S. responsible for sourcing marketing partners and distributors for our market ready products.

Depreciation

Depreciation totalled $70,342 for the nine month period ended June 30, 2007 as compared to $54,040 incurred during the same period a year ago, an increase of $16,302 or about 30%. The increase stems from additional capital expenditures incurred during 2006, which are now being depreciated at maximum depreciation rates as compared to one half of the maximum depreciation rate in the year of acquisition.

Loss from Operations

Loss from operations were $1,490,680 for the nine month period ended June 30, 2007 as compared to a loss of $1,773,216 incurred for the same period a year ago, a decrease of $282,536 or approximately 16%. Reduced stock based compensation and warrant amortization expense accounts for approximately $483,000 reduction; a reduction in research and development expenses accounts for about $677,000 in reduced expenses, and total revenues were about $942,000 less than the same period a year ago. These three items combined account for about a $218,000 overall reduction in the Loss from Operations.

Interest Expense

Interest expense for the nine month period ended June 30, 2007 was $91,223 as compared to net interest expense of $47,526 generated during the same period a year ago. The increase in promissory notes from about $469,000 (before discount) as at June 30, 2006 to approximately $1,445,000 as at June 30, 2007 has caused the increase in interest expense.

Minority Interest

We reflected minority interest of $38,664 for the nine month period ended June 30, 2007, representing our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH. The minority interest resulted based on the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. Previous to this investment we owned 100% of AIH.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2007 the Company had working capital deficiency of $(1,539,522) as compared to a working capital deficiency of $(176,129) as at September 30, 2006. The Company also has a shareholders’ deficiency of $(1,433,966) as at June 30, 2007 as compared to a shareholders’ deficiency of $(54,732) as at September 30, 2006. We issued approximately $395,000 in promissory notes with attached warrants during the nine months ended June 30, 2007 before discount of about $105,000. We intend to continue to issue such promissory notes until we can source more permanent funding or until cash flows improve. These notes are repayable within one year and bear interest at 12% per annum. To maintain our cash position, we have extended the repayment of promissory notes due in the amount of about $391,000 for an indeterminate period of time.

We have a licensing arrangement with Andromaco and AlphaAP Inc. which provides us with small but growing royalty streams. We have received a non-refundable deposit of $75,000 from a U.S. based pharmaceutical company to formulate new products which may or may not be accepted for commercialization. We also have licensing arrangements with Proprius Pharmaceuticals Inc. which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 300,000 shares of common stock in lieu of cash payments of $30,000 for financial consulting services during the nine months ending June 30, 2007. (Nil for the nine months ended June 30, 2006). We also issued 2,307,775 warrants in conjunction with the promissory notes issued during the nine months ended June 30, 2007. (5,059,453 during the nine months ended June 30, 2006). These warrants entitle the holder to purchase common stock at $0.10 per share and expire two years from the date of issuance.

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

(c)

On May 14, 2007 we filed an 8K regarding the top line results from the Indaflex 2.5% Topical Indomethacin Cream exploratory Phase II clinical trial in osteoarthritis (OA) of the knee (INDF-200).

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2007

ALPHARx, INC.

By:	/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By:	/S/ Michael M. Lee
Michael M. Lee, Director

By:	/S/ David Milroy
David Milroy, Director

By:	/S/ Ford Moore
Ford Moore, Director