Form 10KSB
period 2007-09-30
ALPHARX INC
filed 2007-12-20
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2007
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 000-30813

AlphaRx, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	98-0416123
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200-168 Konrad Crescent, Markham, Ontario, Canada L3R 9T9
(Address of principal executive offices)

(905) 479-3245
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($0.0001 par value)	None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES      X                  NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended September 30, 2007 were $ 170,441.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $17,671,813 based on the average closing bid and ask price for the common stock on December 14, 2007.

As of December 18, 2007 there were 86,203,964 shares outstanding of the issuer's common stock.

AlphaRx, Inc.

FORM 10-KSB

For the Year Ended September 30, 2007

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

Effective July 1, 2003 AlphaRx, Inc. acquired all of the shares of AlphaRx Canada Limited for nominal value of $1. AlphaRx Canada Limited was dormant until this time. AlphaRx Canada Limited was incorporated under the laws of Ontario in order to streamline sales of the Company’s products in the Canadian market. Prior to this time AlphaRx Canada Limited had no material assets or any liabilities and was wholly owned by the President & CEO of AlphaRx, Inc.

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

We have one product that has completed a Phase II Proof of Concept clinical trial that has been licensed by one of our partners for completion of late stage clinical trials and commercialization, and several products in different stages of preclinical development.

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

In August 2003, we licensed Indaflex, our lead pharmaceutical product under development, to Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco has the exclusive and non-transferable manufacturing rights and distribution rights in Mexico for Indaflex and we receive 15% royalties of the gross revenue from product sales. Furthermore, Andromaco is responsible for funding and completing any clinical and regulatory activities in support of Indaflex registration in Mexico. The Agreement has an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In June 2005, Andromaco launched Indaflex into the Mexican market.

We established AlphaRx International Holdings Limited ("AIH") in 2005 in order to pursue sales activities in the Asia Pacific region with experienced and established partners. AIH entered into a joint venture agreement with Basin Industrial Limited (a Hong Kong based corporation – "Basin"), whereby AIH and Basin will be equal holders of Alpha AP Inc., a company established in order to manufacture and sell our existing and certain future products. AlphaRx, through AIH, is to provide the products, manufacturing and distribution rights, whereas Basin is to provide funding, day-to-day management, manufacturing and marketing expertise. Recently, we have determined that the most effective way to launch the Company’s products in China is to establish our own manufacturing plant locally via AIH. Accordingly, the Company has devised a strategic China product launching plan with AIH whereby AIH will commission the registration of Indaflex for the China and Hong Kong market, once approved by the local health authority, AIH will start importing Indaflex from Andromaco, Mexico until such time as its own manufacturing plant is established and able to produce Indaflex locally.

We entered into a licensing and royalty agreement with Proprius Pharmaceuticals, Inc. ("Proprius") during April, 2006. Under the agreement Proprius has full development and commercialization rights to Indaflex, topical NSAID (Non-Steroidal Anti-inflammatory Drug) currently undergoing Phase II human trials. Under the agreement we could collect up to $116 million in milestone license fees and royalties from product sales. To date we have collected the initial milestone license fee of $1 million. We anticipate additional payments in our new fiscal year.

We signed a Feasibility and Option agreement with a large global specialty pharmaceutical company during November, 2006. Under the terms of the Agreement, we will use our proprietary nanoparticle drug delivery platforms to formulate three products to enhance their effectiveness in treating pre-defined disease indications and of the three products, two are marketed products. The licensee will have six months to evaluate the formulated products and exercise its option right for a pre-negotiated License Agreement. We will eligible to receive milestone and royalty payments from future product sales. We have completed our contracted services related to this agreement as of September 30, 2007.

The Company has engaged a Canadian investment bank to act as sponsor for the inter-listing of its shares on the TSX Venture Exchange. Upon approval of its listing application by the TSX Venture Exchange, AlphaRx’s Common Stock will be dually listed on the TSX Venture Exchange in Canada as well as over-the-counter in US. There is no assurance that our listing application will ever be approved.

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

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, "BCD") drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System), (ii) SECRET (Self Emulsifying Controlled Release Tablet System) and SLN (Solid Lipid Nanoparticles) delivery system.

The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use. We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology.

PRODUCTS AND PRODUCT PIPLELINE

The following is a list of our products and candidates in the product pipeline as well as their current stage of development:

Brand Name	Application	Delivery Route	Stage
Pharmaceuticals
2.5% Indaflex™	Osteoarthritis	Topical	Phase II*
Vansolin NDS	Nosocomial Pneumonia	I.V.	Preclinical underway**
Zysolin NDS	Pneumonia	I.V.	Preclinical underway**
Ocusolin NDS	Ocular Infection	Topical	Preclinical underway**
Streptomycin NDS	Tuberculosis	I.V.	Preclinical underway **
Binoxan	Ocular Inflammation	Topical	Preclinical underway**
ARX828	Systemic Inflammation	Oral	Preclinical underway**
ARX838	Neuro-inflammation	Oral	Preclinical underway**
Consumer Health (over-the-counter)
Flexogan™	Analgesic	Topical	Market ready*
CoQ10ER	Nutritional Supplement	Oral	Market ready*

*

Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries. CoQ10ER and Flexogan is approved for sale in Canada.

**

Preclinical activities include basic in vitro and in vivo research attempting to adopt our Nano Delivery System (NDS) to the respective drug while maintaining or improving efficacy and effectiveness of the active ingredients. We anticipate that clinical trials, if they take place at all, will initially be conducted in Canada, at test sites which are pre-approved by both Health Canada and FDA.

Indaflex is our only prescription drug at the clinical trial stage. We completed a Phase I human trial for Indaflex in Canada during March 2005.

Together with our licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Under the terms of the Licensing Agreement with Proprius we may not receive any milestone payments for this trial. Proprius retained the rights to clinical development and commercialization of Indaflex in April 2006 in exchange for an initial license fee and future milestone and royalty payments. Future milestone and royalty payments are based on successful completion of trials and commercialization of Indaflex. Proprius is solely responsible for the global commercialization (with the exception of Asia and Mexico) of Indaflex.

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

Vansolin NDS is encapsulating Vancomycin, a broad spectrum antibiotic, in the Company’s nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Zysolin NDS is encapsulating Colistin, a broad spectrum antibiotic, in the Company’s nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

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

Streptomycin NDS is encapsulating Streptomycin, an antibiotic mainly used to treat tuberculosis, in the Company’s colloidal drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Binoxan is a topical, non-acidic, non-steroidal anti-inflammatory pro-drug in a colloidal formulation intended for the treatment of ocular inflammation, eye pain and photophobia. This early stage drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

ARX828 and ARX838 are early stage drug candidates targeting inflammatory diseases. ARX828 and ARX838 are orally bioavailable, small molecules with potent anti- inflammatory and immuno-modulation activity.

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

We currently have two issued United States patents as follows: "Toothpaste comprising bioadhesive submicron emulsion for improved delivery of antibacterial and anticaries agents" for the use of certain oral care products that have never been developed. This patent was issued on September 12, 2000 and will expire on June 17, 2019. "Vehicle for topical delivery of anti-inflammatory compounds" for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs. This patent was issued on November 21, 2006 and will expire on September 29, 2021.

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

Although we currently maintain product liability insurance of approximately CAD $1,000,000 through third party insurers that provides coverage for product liability claims, there can be no assurance that:

  we will be able to maintain product liability insurance on acceptable terms;

  we will be able to secure increased coverage as the commercialization of the BCD Systems proceeds; or

  any insurance will provide adequate protection against potential liabilities.

We have property insurance coverage, materials in transit, kidnap and ransom, and business interruption insurance coverage. Although we deem the coverage amounts to be adequate to protect our interests, there is no assurance that the insurance coverage would be adequate to protect us against all potential liabilities. We do not carry directors and officers’ liability insurance due to the prohibitive cost and limited coverage this insurance offers.

Since we have stopped direct sales of any of our products, we have reduced our product liability coverage to CAD $1 million from CAD $3 million effective September 30, 2007. We have never had any adverse legal or other consequences from either Flexogan sales, nor from our Phase 1 and II clinical trials on Indaflex. Proprius Pharmaceuticals Inc. our Indaflex licensee is responsible for future insurance coverage on any Indaflex trials that may be conducted.

EMPLOYEES

We have seven full time employees and three consultants on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are excellent.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2007 we had an accumulated deficit of approximately $ 16,284,473. Our revenues for the years ended September 30, 2007 and September 30, 2006 were $170,441 and $1,024,774 respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2007 consisted of royalty revenues and consulting revenue, and in 2006 consisted royalty revenues from sales of Indaflex in Mexico and license fees derived from a licensing agreement with Proprius Pharmaceutical Inc. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

We are subject to currency fluctuations, which may affect our results

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
.. progress with preclinical studies and clinical trials;
.. the magnitude and scope of our research and development programs;
.. our ability to establish corporate partnerships and licensing arrangements;
.. the time and costs involved in obtaining regulatory approvals;
.. the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
.. the potential need to develop, acquire or license new technologies and products;
.. the continued ability to source loans from our private lenders;
.. our efforts to sell and market our products through licensees, distributors and other partners; and
.. other factors beyond our control.

At September 30, 2007, we had a working capital deficiency of approximately $559,439 as compared to a working capital deficiency of $176,129 as at September 30, 2006. The independent auditors' report for the year ended September 30, 2007 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

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

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain CAD$1,000,000 in product liability insurance coverage. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 20.55% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. Any single shareholder or the management group as a whole can no longer control the Company. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Item 2. Description of Property

We lease approximately 2,930 square feet in Markham, Ontario, under a lease, which expires on November 30, 2008 for approximately $2,600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future. We are searching for an office (less than 500 square feet) in China to administer research and development initiatives based in China. To date we have not located an acceptable space.

Item 3. Legal Proceedings

Farhad Walji filed suit against AlphaRx, Inc. and AlphaRx Canada Limited in the Supreme Court of British Columbia on August 23, 2002. Farhad Walji filed a claim asking for $20,000 plus interest for allegedly providing $20,000 pursuant to a subscription agreement to purchase shares of AlphaRx’s Common Stock and damages resulting from lost opportunity. As of May 2006 the courts have formally dismissed the case and we no longer have any liability relating to this or any other legal action.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007 no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2007)	0.10	0.05
Third Quarter	(Ended June 30, 2007)	0.12	0.04
Second Quarter	(Ended March 31, 2007)	0.15	0.08
First Quarter	(Ended December 31, 2006)	0.10	0.07
Fourth Quarter	(Ended September 30, 2006)	0.12	0.08
Third Quarter	(Ended June 30, 2006)	0.25	0.08
Second Quarter	(Ended March 31, 2006)	0.24	0.07
First Quarter	(Ended December 31, 2005)	0.10	0.06

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of December 9, 2007 there were approximately 77 record holders of our Common Stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name" or in nominee form.

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

STOCK OPTION PLANS

Under the 2000 Stock Option Plan we issued 1,150,000 options to purchase shares of Common Stock with an exercise price of $0.10 per share. These options expire in June 2010.

Under the 2003 Stock Option Plan we issued 570,000 options to purchase shares of Common Stock with exercise prices ranging from $0.50 - $0.69 per share. These options expire from February to May, 2008.

Under the 2004 Stock Option Plan approved by our stockholders in July 2004, 24,000,000 shares of Common Stock were made available as options. Under the 2004 Option Plan we issued the following options on November 15, 2004: options to purchase up to 12,720,000 shares of Common Stock with an exercise price of $0.15 per share; options to purchase up to 250,000 shares of Common Stock with an exercise price of $0.40 per share; options to purchase up to 110,000 shares of Common Stock with an exercise price of $0.45 per share; and options to purchase up to 140,000 shares of Common Stock with an exercise price of $0.50 per share. A total of 13,220,000 options were issued, all of which expire on November 15, 2014. These options were issued to management, directors and consultants and vest 100% on November 15, 2005 as to 12,720,000 options and November 15, 2004 as to the remaining 500,000 options, which were allocated to our consultants. On January 10, 2005 we issued 7,000,000 options under this plan with an exercise price of $0.16 per share. These options were issued to management and vest 100% on January 10, 2006.

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

We adopted a new option plan – the 2006 Option Plan at our Annual General Meeting held March 29, 2006. Under this plan we can issue up to 5,000,000 shares of Common Stock to employees, including directors and external consultants. On January 3, 2007 we issued options to purchase up to 90,000 shares of Common Stock to consultants of the Company. These options have an exercise price of $0.10, vest 100% on November 10, 2007 and expire on January 3, 2012. There are 4,910,000 options remaining available for issuance under the 2006 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On November 14, 2007 we issued 5,000,000 units consisting of 5,000,000 shares of unregistered Common Stock and warrants to purchase 5,000,000 shares of unregistered Common Stock at an exercise price of $0.10. We received gross proceeds of $500,000 before anticipated commission of 5% or $25,000.

On November 20, 2006 we issued 300,000 shares of restricted stock to a consultant in lieu of $30,000 cash payment for services rendered.

We did not issue any unregistered securities during the year ended September 30, 2006

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

We established a wholly owned subsidiary – AlphaRx International Holdings Limited ("AIH") in April, 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., will be involved in the manufacture and marketing of certain existing and future products in the Far East. AlphaAP remains inactive until local health authorities in Hong Kong and China grant approval to commence over the counter sales of certain products.

We signed a license agreement with Proprius Pharmaceutical Inc. ("Proprius") during April 2006, whereby Proprius completed Phase II clinical trials

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

In June 2006 AIH issued 1,500 shares of its Common Stock to New Super Limited ("NSL") in accordance with an agreement concluded during April 2006. The shares were issued for total cash consideration of $HK 10 million (about $1,288,826). There are presently 10,000 shares of Common Stock issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction. Considering that AIH is essentially a non-operating entity, and that the capital infusion was meant for commencement of business development in Asia region, gain recognition was not appropriate.

Effective June 30, 2006, AlphaRx International Holdings Limited. ("AIH") acquired 100% of AlphaRx Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

During November 2006 we signed feasibility and option agreement with a large U.S. based pharmaceutical company. Under the agreement we will use our proprietary nanoparticle drug delivery platforms to formulate three products to enhance their effectiveness. Two products are currently marketed products. Should our delivery platform be adopted we will be eligible to receive milestone payments and royalty payments based on future product sales utilizing our delivery technology. We generated $76,000 in consulting revenues in relation to the reformulations during fiscal 2007.

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

RESULTS OF OPERATIONS

Year ended September 30, 2007 as compared to year ended September 30, 2006

Consulting Revenue

We completed our provision of services during fiscal 2007 in conjunction with a feasibility and option agreement for three of our formulas with a pharmaceutical company, generating $76,000 in consulting revenue, with no comparable revenues generated for the same period a year ago.

License Fees and Royalties

License fees and royalties totalled $81,602 for the year ended September 30, 2007 – derived from sales of Indaflex via Farmaceutica Andromaco, S.A. de C.V. ("Andromaco") in Mexico. This compares to $24,774 derived for the year ended September 30, 2006. We also generated initial milestone license payments during 2006 in the amount of $1,000,000 from Proprius Pharmaceuticals, Inc. with no comparable milestones earned in the fiscal year ended September 30, 2007. We continue to work with Proprius Pharmaceutical Inc. in determining the nature and extent of the next clinical trials to initiate in relation to Indaflex ™.

Royalties from Joint Venture

We generated $12,839 in royalties from our joint venture Alpha AP Inc. during the year ended September 2007 with no comparable royalties generated for the same period a year ago.

General and Administrative Expenses

General and administrative expenses were $1,023,684 for the year ended September 30, 2007 as compared to $1,944,910 incurred for the same period a year ago, a decrease of $921,226 or about 47%. Stock based compensation expense totalled $15,752 for the year ended September 30, 2007 as compared to $717,117 for the year ended September 30, 2006, a decrease of $701,365 or about 98%. The majority of options issued by the Company were fully vested during 2006 (22,430,000), and only 3,290,000 options vested in October 2007 (the majority of the stock compensation expense for these options was therefore also incurred in fiscal 2006 causing the reduction in this expense year over year).

Warrant amortization was $318,718 for the year ended September 30, 2007 as compared to $251,720 in 2006, an increase of $66,998 or about 27%. There remains about $66,000 in warrant amortization to be expensed in fiscal 2008 and no further stock based compensation expense related to options outstanding as at September 30, 2007. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

We incurred about $14,000 in expenses related to discontinued operations during 2007 as compared to about $197,000 in the year ended September 30, 2006, a decrease of about $183,000. Expenses related to discontinued operations (sales of Flexogan in Canada) will be nominal in the future.

We incurred about $141,000 in administrative expenses during the year, in relation to AlphaRx International Holdings Limited and AlphaRx Life Sciences Ltd., our 85% owned subsidiaries operating out of China as compared to about $194,000 incurred during 2006, a decrease of about $53,000. We incurred $214,905 in administrative consulting and salaries during 2007 as compared to $265,286 incurred in the same period a year ago, a decrease of $50,381 or about 19%.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of new and existing products. We are incurring research and development expenses both in China via our 85% owned subsidiary AlphaRx Life Sciences Ltd. and in Canada via our wholly owned subsidiary AlphaRx Canada Ltd.

During 2007 we incurred research and development expenses related to various initiatives including clinical animal trials with Vansolin™ and Zysolin™ used for serious infections such as lung inflammation and nosocomial pneumonia, Dicloflex™, an eye-drop formula used to treat ocular inflammation and pain, and ARX828, an orally-administered, potent and selective inhibitor of iNOS (Inducible Nitric Oxide Synthase).

We incurred a total of $727,046 in research and development during 2007 as compared to $1,417,700 incurred during the year ago period, a decrease of about $690,654 or about 49%. During 2006 we incurred about $994,000 related to Indaflex clinical trials with no comparable expense during 2007. Effective April 2006 all costs related to Indaflex clinical trials and commercialization are being borne by Proprius Pharmaceuticals, Inc. in return for full commercialization and sub-licensing rights in the U.S and other regions.

Offsetting the decrease in research and development related to Indaflex, we incurred about $205,000 in research and development in China during 2007 as compared to $9,995 during 2006, an increase of about $194,970. We are utilizing more competitive resources in Asia in the drug research fields as compared to North American costs and will continue to pursue cost effective development of our drug candidates and commercial potential in China and other regions.

We incurred $166,591 in research and development consulting fees in North America for the year ended September 30, 2007 as compared to about $77,355 during 2006 for non-Indaflex initiatives, an increase of $89,236 or about 115%.

We anticipate continued spending on research and development in the future. The degree and pace of expenditures will depend primarily on financial resources available to us.

Sales and Marketing Expenses

Sales and marketing expenses totalled $3,750 for the year ended September 30, 2007 as compared to $94,140 incurred during the same period a year ago, a decrease of $90,390 or about 96%. We are focusing our resources on research and development of drug candidates and are not actively marketing any of our products or potential products. We have sales arrangements in place for the payment of commissions but only in the event of receipt of milestone payments from our license arrangements.

Sales commissions will continue in future, based on collection of license fee milestones. We also expect to continue business development expenditures, and sales consulting based on opportunities available to us. We no longer intend to incur expenses related to marketing of our products, as our existing and future business partners and licensees will be involved in the selling of our products, and related marketing expenditures.

Depreciation Expense

Depreciation expense totalled $92,279 for the year ended September 30, 2007 as compared to $74,307 incurred for the same period a year ago, an increase of $17,973 or about 24%. Our capital asset purchases were $6,289 for the year ended September 30, 2007. Capital asset purchases during 2006, primarily scientific research equipment, in the amount of $124,011 experienced a full year of depreciation during 2007, leading to the increase in depreciation expense as compared to 2006, when they experienced only a six-month depreciation expense.

Interest Expense

We incurred $122,600 in net interest expense during 2007 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $67,410 incurred during 2006. To mitigate future interest expense, we converted $1,169,793 in promissory notes into shares of Common Stock of the Company during September 2007.

Minority Interest

We issued 1,500 shares of our subsidiary’s Common Stock (AlphaRx International Holdings Limited "AIH") to New Super Limited ("NSL") in June, 2006 in exchange for a cash infusion of $HK 10 million (about $1,288,826). There are presently 10,000 shares of Common Stock of AIH issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction. A minority interest credit of $44,297 for the year ended September 30, 2007 ($33,316 for the year ended September 30, 2006) has resulted in a corresponding reduction of our consolidated expenses, this amount representing NSL’s portion of AIH’s loss.

Net Loss before Discontinued Operations

The above income and expenses resulted in a net loss before discontinued operations of $1,754,621 for the year ending September 30, 2007 as compared to a net loss of $2,540,377 incurred for the same period a year ago.

Discontinued Operations

We determined to discontinue direct sales during 2006 of Flexogan because: (a) we were not able to source a qualified marketing partner to take over direct sales of Flexogan; (b) we did not have adequate financial resources or expertise to market Flexogan on a longer term basis, and (c) we concluded there was a better overall opportunity for success if we focused on drug development and enhancement while allowing our partners and potential partners to market our products in return for royalties and, or license fees.

Net Income from discontinued operations, representing sales of Flexogan was $4,385 for the year ended September 30, 2007 as compared to $18,084 for the same period a year ago, a reduction of $13,700 or about 76%. Direct sales of Flexogan will be nominal in the future.

Net Loss

Including the loss from discontinued operations and all other expense and income items described above, we incurred a net loss of $1,750,236 for the year ended September 30, 2007 as compared to a net loss of $2,522,293 for the year ended September 30, 2006.

Cumulative Translation Adjustment

The cumulative translation adjustment stems from unrealized foreign exchange gains and losses stemming from translation of foreign currency subsidiaries into U.S. dollars. Although the cumulative translation adjustment is reflected in the statement of operations, it is reflected after the net loss and flows into shareholders’ equity directly. The cumulative translation adjustment was $1,280 for the year ended September 30, 2007 as compared to $5,329 for the year ended September 30, 2006.

Year ended September 30, 2006 as compared to year ended September 30, 2005

Note that certain expense items relating to 2006 have been reclassified in 2007 in order to make them comparable to the 2007 presentation. The discussion below compares the expense items in 2006 before current year reclassifications of those expense items and should be read in conjunction with the financial statements filed with our 2006 10KSB filed on or about December 21, 2006. The reclassifications relate to combining Stock Based Compensation Expense into General and Administrative expenses, and reclassifying the expenses relating to discontinued operations into General and Administrative expenses.

License Fees and Royalties

In keeping with our central strategy of seeking alliances with larger pharmaceutical companies, we signed a license agreement with Proprius Pharmaceuticals, Inc. during April 2006. As a result we recognized and received $1 million in license fees during the year – our first such revenue stream. Total revenues for the year ended September 30, 2006 were $1,024,774 as compared to $4,302 generated a year ago, an increase of $1,020,472. Royalty revenues from Indaflex sales in Mexico increased to $24,774 for the year ended September 30, 2006 as compared to $4,302 generated a year ago. Royalty revenues continue to increase based on increased sales of Indaflex in Mexico.

General and Administrative Expenses

General and administrative expenses including stock based compensation were $813,231 for the year ended September 30, 2006 as compared to $650,965 incurred for the same period a year ago, an increase of $162,266 or about 25%. We incurred about $194,000 in administrative expenses during the year, in relation to the establishment of Alpharx International Holdings Limited and Alpha Life Sciences Ltd., our 85% owned subsidiaries. The major administrative expenses related to our new subsidiaries included hiring of a general manager for ALS and AIH, initial accounting, legal, regulatory applications and related travel for our products in China and Hong Kong. There was no comparable expense in 2005.

Stock Based Compensation Expense and Warrant Amortization

Stock based compensation expense and warrant amortization totalled $968,837 for the year ended September 30, 2006 as compared to $2,009,920 for the same period a year ago. We issued warrants in conjunction with promissory notes during the year ended September 30, 2006. Warrant amortization for the year totalled $251,720 with no comparable expense in the previous year. We also issued 3,290,000 options during the year, resulting in $717,117 in total stock based compensation expense. This compares to issuance of 20,710,000 options during the year ended September 30, 2005, which resulted in stock based compensation expense of $2,009,920. There remains about $253,000 in warrant amortization to be expensed in fiscal 2007 as well as $10,720 in stock based compensation expense related to issuance of options during 2006. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

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

Interest Expense

We incurred $67,410 in interest expense during 2006 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $22,804 in net interest income generated during 2005. Interest income was generated during 2005 from cash on deposit, such cash being sourced from a private placement completed during September 2004.

Minority Interest

We issued 1,500 shares of our subsidiary’s Common Stock (AlphaRx International Holdings Limited "AIH") to New Super Limited ("NSL") in June, 2006 in exchange for a cash infusion of $HK 10 million (about $1,288,826). There are presently 10,000 shares of Common Stock of AIH issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction. A minority interest credit of $33,316 for the year ended September 30, 2006 has resulted in a corresponding reduction of our consolidated expenses, this amount representing NSL’s portion of AIH’s loss.

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

Liquidity And Capital Resources

As of September 30, 2007 the Company had a working capital deficiency of $559,439 as compared to a working capital deficiency of $176,129 as at September 30, 2006. We have licensing arrangements with Andromaco, Proprius Pharmaceuticals, Inc. and AlphaAP Inc., which provide our royalty and licensing revenues based on achieving milestones and/or sales of our products. We also generate certain consulting revenues in conjunction with our research and development. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced partners in order to expand our revenue base.

Immediate capital needs are sourced via directors’ loans and other private sources, and to that effect, we have borrowed approximately $154,000 subsequent to September 30, 2007 for working capital purposes. We have also issued 5,000,000 shares of Common Stock subsequent to September 30, 2007 for working capital purposes. Since inception, we have financed operations primarily from the issuance of Common Stock. We expect to continue Common Stock issuances and issuance of promissory notes to fund our ongoing activities.

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

Contractual Obligations and Commitments

Excluding accounts payable, discontinued operations liabilities and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2008	2009	2010
Operating Lease Obligations	$ 75,849	$25,788	$2,194
Notes Payable (1)	167,804	-	-
Total	$243,653	$25,788	$2,194

(1) Includes accrued interest accruing at rates ranging from 10% -12% per annum and is net of a discount of $65,962.

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

ITEM 7. FINANCIAL STATEMENTS FOR 2007 AND 2006

The financial statements for the fiscal year ending September 30, 2007 and 2006, required by Item 7 are set forth on pages F-1 through F-18.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2007, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The exchange act

The following table sets forth, as of December 18, 2007, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term

Michael M. Lee	44	Chairman of the Board of Directors
		Chief Executive Officer	since 8/8/1997

Marcel Urbanc, C.A.	51	Chief Financial Officer and
		Principal Accounting Officer

Joseph Schwarz, Ph.D	53	Chief Scientist

Michael Weisspapir, MD, Ph.D	51	Chief Medical Officer

Sandro Persia	37	Secretary/Treasurer

Dr. David Milroy	56	Director	since 4/15/2003

Dr. Ford Moore	56	Director	Since 4/15/2003

Michael M. Lee: Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario. Mr Lee founded the company in August 1997.

Marcel Urbanc, C.A.: Mr. Urbanc obtained his Chartered Accountant designation in 1985 after articling with Arthur Andersen & Co. for 3 years. Prior to joining the Company, Mr. Urbanc served as Controller and then VP Finance & CFO of Oasis Technology Ltd., a software company involved in transaction processing from 1994 to 2002. During his tenure at Oasis private equity funding of approximately $45,000,000 was raised. Mr Urbanc has been with the company since March 2003.

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

Ford Moore, D.D.S. F.R.C.D. (C): Dr. Moore is a certified Oral & Maxillofacial Surgeon, is engaged in a full-time private practice in Newmarket, Ontario that he established in 1981. Dr. Moore graduated from the University of Toronto with a Doctor of Dental Surgery degree in 1976, and completed a hospital Residency in Oral Surgery and Anesthesia at Toronto General Hospital, Toronto Doctor’s Hospital and the University of Toronto in 1980.

All directors will hold office until the next annual stockholder’s meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the board of directors.

Compensation of Directors

Our two non-management directors received annual fees of CAD $6,250 ($3,125 per director) for the year ended September 30, 2007 as compared to $6,000 for the previous year. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2007, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labour law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2007, 2006 and 2005 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	LONG TERM COMPENSATION SECURITIES UNDERLYING OPTION (#)
Michael M. Lee	2007	51,068	0	0
President & C.E.O.	2006	110,279	0	800,000
	2005	45,510	0	13,000,000
Joseph Schwarz	2007	114,170	0	0
Chief Scientist	2006	123,946	0	200,000
	2005	125,267	0	3,000,000
Michael Weisspapir	2007	103,073	0	0
Chief Medical Scientist	2006	111,508	0	200,000
	2005	114,534	0	3,000,000
Marcel Urbanc	2007	34,473	0	0
Chief Financial Officer and	2006	25,939	0	200,000
Principal Accounting Officer	2005	52,664	0	270,000

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2007 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.08 per share on September 28, 2007 (last trading day prior to September 30, 2007). No options were exercised by the named executive officers during fiscal 2007 or any prior year.

Name	Number of Exercisable Options at	Value of Unexercised In-The-Money
	Fiscal Year-End (#)	Options at Fiscal Year-End (#)
	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael M. Lee	14,350,000/0	$4,000/$0
Marcel Urbanc	550,000/0	$1,000/$0
Joseph Schwarz	3,530,000/0	$1,000/$0
Michael Weisspapir	3,480,000/0	$1,000/$0

* On October 17, 2005 the following options were granted to the above named executive officers: M. Lee – 800,000; J. Schwarz – 200,000; M. Weisspapir – 200,000; and M Urbanc – 200,000. These options vested 100% during October 2006, and are exercisable at $0.075 each. These are the only unexercised "in the money" options as at September 30, 2007.

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

2006 Stock Option Plan

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this plan up to 5,000,000 options may be granted. As of December 17, 2007 we have granted 90,000 of these options exercisable at $0.10 per share of Common Stock.

Equity Compensation Plan Information
	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants, and rights	options,	compensation plans
		warrants, and	(excluding securities
		rights	reflected in the first
two columns

Equity
Compensation
Plans Approved
by Security
Holders	25,810,000	$0.16	4,910,000 *

Equity	None	None	None
Compensation Plans Not Approved by Security Holders
Total	25,810,000	$0.16	4,910,000

* This amount represents options made available to management, employees and consultants as approved by shareholders at the Annual General Meeting held March 29, 2006. None of these options have been granted to date.

As at December 18, 2007, no options have been exercised from any of the above-mentioned plans.

There are 86,203,964 shares of Common Stock issued and outstanding as at December 18, 2007.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company’s Common Stock. The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of December 18, 2007 there were 86,203,964 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Michael Lee (1)	11,327,886 shares	13.14%
Joseph Schwarz (2)	637,500 shares	0.74%
Ford Moore (3)	3,398,179 shares	3.94%
Michael Weisspapir (2)	457,500 shares	0.53%
David Milroy (3)	1,756,933 shares	2.04%
Marcel Urbanc (2)	120,000 shares	0.14%
Sandro Persia (2)	16,000 shares	0.02%
All directors and officers	10,322,265 shares	20.55%
as a group (7 persons)

(1) Director and Officer; (2) Officer; (3) Director

Item 12. Certain Relationships And Related Party Transactions

During the year ended September 30, 2007 Michael Lee CEO and Director has loaned us about $89,597 including accrued interest of $11,421. These notes carry interest at 12% per annum and are unsecured. These funds were used for general corporate purposes. We also converted $85,960 in promissory notes owing to Mr. Lee into 1,719,000 shares of Common Stock at a conversion price of $0.05 on September 21, 2007.

During the year ended September 30, 2006, Michael Lee loaned us $153,148 on which $16,357 of interest was accrued. We issued promissory notes to Mr. Lee promising to repay the loan amounts within one year issuance.

On September 21, 2007 we converted all of the promissory notes and accrued interest owing to Dr. Ford Moore or $145,280 into 2,905,600 shares of Common Stock at a conversion price of $0.05 per share.

During the year ended September 30, 2006, Dr. Ford Moore, Director, has loaned us $107,363 on which $10,056 in interest has accrued. These notes carried interest at the rate of 12% per annum and were unsecured. These funds were used for general corporate purposes.

On September 21, 2007 we converted all of the promissory notes and accrued interest owing to Dr. David Milroy or $66,597 into 1,331,933 shares of Common Stock at a conversion price of $0.05 per share.

During the year ended September 30, 2006, Dr. David Milroy, Director, loaned us $61,873 on which $7,708 in interest was accrued. We issued promissory notes to Dr. Milroy promising to repay the loan amounts within one year of issuance. These notes carried interest at the rate of 12% per annum and were unsecured. These funds were used for general corporate purposes.

The Company’s managing director of its 85% owned subsidiary -AlphaRx International Holdings Limited, is Edward Lee, the brother of Michael Lee – President & CEO of the Company. Edward Lee was paid approximately $77,000 for the year ended September 30, 2007 in base salary plus statutory pension and benefit contributions. The Company is also committed to pay $25,000 to Edward Lee in conjunction with the sourcing of funds for the purchase of Common Stock subsequent to September 30, 2007.

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

(a)Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning after Item 14 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K

On May 13, 2005 we informed the SEC of the necessity to restate certain prior periods based on the beneficial conversion feature related to the issuance of senior convertible debt during the period February to April 2004.

On May 16, 2005 we filed an amended 8K regarding the original 8K filed May 13, 2005.

On May 18, 2005 we filed an 8K regarding the entry into a material definitive agreement between AlphaRx International Holdings Limited ("AIH"), a wholly owned subsidiary, and Basin Industrial Ltd., an independent, wholly owned subsidiary of Advanced Pharmaceutical Ltd.

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

On November 6, 2006, we filed an 8K reporting on a Feasibility and Option Agreement with a global pharmaceutical company based in U.S. We have concluded our feasibility agreement as of September 30, 2007 and are not contracted for any further license fee, consulting fee, or other payments.

On December 21, 2006 we issued a press release announcing results of operations for the year ended September 30, 2006.

On May 14, 2007 we issued a press release regarding the top line results from the Indaflex 2.5% Topical Indomethacin Cream exploratory phase II clinical trials in osteoarthritis of the knee (INDF-200).

On November 14, 2007 we announced the unregistered sale of 5,000,000 units consisting of 5,000,000 shares of Common Stock and warrants to buy 5,000,000 shares of Common Stock at $0.10 per unit. The Company received gross proceeds of $500,000. AlphaRx will not file a registration statement covering such Common Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2007 we incurred approximately $27,751 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $25,814 for the year ended September 30, 2006.

Audit-Related Fees: For the years ended September 30, 2007 and 2006 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2007 and 2006 we incurred no tax related fees to our principal accountant.

All Other Fees: For the year ended September 30, 2007 and 2006 we paid no other fees to our principal accountant.

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

DATED: December 19, 2007

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 19, 2007

ALPHARx, INC.

Directors:

/s/ Michael M. Lee
Michael M. Lee, Director and
Chairman of the Board

/s/ David Milroy
David Milroy, Director

/s/ Ford Moore
Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-SB filed on June 16, 2000).
3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	*	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).
10.3	*	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)
10.4	*	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)
31.1	43	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	44	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	45	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	46	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

ALPHARx, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND AUDIT REPORT

SEPTEMBER 30, 2007 AND 2006

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR 2007 AND 2006	PAGE (S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS FOR 2007 AND 2006	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR 2007 AND 2006	F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT) FOR 2007 AND 2006	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR 2007 AND 2006	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2007 and 2006 and the results of its operations and comprehensive loss and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada	Chartered Accountants
December 3, 2007	Licensed Public Accountants

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2007 AND 2006
(All amounts in US Dollars)

	2007	2006
CURRENT ASSETS

Cash and Cash Equivalents	$128,328	$987,753
Marketable Securities	-	176,418
Accounts Receivable, net (note 3)	11,804	10,771
Prepaid Expenses and Other Assets	6,582	9,506
Discontinued Operations (note 4)	-	4,474
TOTAL CURRENT ASSETS	146,714	1,188,922

PROPERTY, PLANT & EQUIPMENT, net (note 5)	217,626	282,679

TOTAL ASSETS	364,340	1,471,601

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 6)	519,519	532,509
Notes Payable (note 7)	167,804	780,323
Discontinued Operations (note 4)	18,829	52,218
TOTAL CURRENT LIABILITIES	706,152	1,365,050

MINORITY INTEREST (note 9)	116,986	161,283
Going Concern (note 1)
Contingencies and Commitments (notes 8 and 10)
Related Party Transactions (note 15)
SHAREHOLDERS’ DEFICIT
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding:
2007: 81,203,964; 2006: 57,508,112 (notes 11,13,14 and 18)	8,122	5,752
Additional paid-in capital	15,824,162	14,479,082
Accumulated Other Comprehensive Loss	(6,609)	(5,329)
Deficit	(16,284,473)	(14,534,237)

TOTAL SHAREHOLDERS’ DEFICIT	(458,798)	(54,732)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$364,340	$1,471,601

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(All amounts in US Dollars)

	2007	2006

Consulting Revenue	$76,000	$-
License Fees and Royalties	81,602	1,024,774
Royalties from Joint Venture	12,839	-
TOTAL REVENUES	170,441	1,024,774

General and Administrative Expenses	1,023,684	1,944,910
Research and Development Expenses	727,046	1,417,700
Sales and Marketing Expenses	3,750	94,140
Depreciation	92,279	74,307
LOSS FROM OPERATIONS	(1,676,318)	(2,506,283)

OTHER EXPENSES

Interest Expense, net	(122,600)	(67,410)

LOSS BEFORE INCOME TAXES	(1,798,918)	(2,573,693)

Income Tax (note 12)	-	-

LOSS BEFORE MINORITY INTEREST	(1,798,918)	(2,573,693)
Minority Interest (note 9)	44,297	33,316
LOSS BEFORE DISCONTINUED OPERATIONS	(1,754,621)	(2,540,377)
Gain from Operations of Discontinued
Component (note 4)	4,385	18,084
NET LOSS	(1,750,236)	(2,522,293)
Cumulative Translation Adjustment	(1,280)	(5,329)
COMPREHENSIVE LOSS	$(1,751,516)	$(2,527,622)

Net Loss per Common Share, Basic and Diluted, before and after discontinued operations (note 11)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding	60,096,837	57,508,112

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity
						(Deficit)

Balance as of September 30, 2005	57,508,112	$5,752	$12,163,243	-	$(12,011,944)	$157,051
Issuance of Stock Options for consulting services			233,838			233,838
Stock Based Compensation			483,279			483,279
Warrants			504,495			504,495
Net Loss 2006					(2,522,293)	(2,522,293)
Subsidiary Common Stock Issuance			1,094,227			1,094,227
Foreign Currency Translation				(5,329)		(5,329)
Balance as of September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of Stock for services	300,000	30	29,970			30,000
Warrants			131,905			131,905
Stock Based Compensation			15,752			15,752
Debt Conversion	23,395,852	2,340	1,167,453			1,169,793
Foreign Currency Translation				(1,280)		(1,280)
Net Loss 2007					(1,750,236)	(1,750,236)
Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(All amounts in US Dollars)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,750,236)	$(2,522,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,279	74,307
Warrant Amortization	318,718	251,720
Employee stock based compensation expense	15,752	483,279
Options/Common Stock Issued For Services Rendered	30,000	233,838
Changes in assets and liabilities:
(Increase)/Decrease in Marketable Securities	176,418	(176,418)
Decrease/(Increase) in Accounts Receivable	(1,033)	29,475
Decrease in Prepaid Expenses	2,924	3,230
Accrued Interest on Notes Payable	12,538	65,333
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	(12,990)	166,734
Discontinued Operations (note 4)	(28,915)	91,155
Minority Interest	(44,297)	161,283
NET CASH USED IN OPERATING ACTIVITIES	(1,188,842)	(1,138,357)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	(6,289)	(124,011)

NET CASH USED IN INVESTING ACTIVITIES	(6,289)	(124,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of 15% equity in subsidiary Common Stock	-	1,094,227
Issuance of Notes Payable net of repayment	353,133	967,765

NET CASH PROVIDED BY FINANCING ACTIVITIES	353,133	2,061,992

Effect of exchange rate changes on cash and cash equivalents	(17,427)	(5,329)
NET INCREASE/(DECREASE) IN CASH	(859,425)	794,295
CASH, and cash equivalents, beginning of year	987,753	193,458

CASH, and cash equivalents, end of year	$128,328	$987,753

SUPPLEMENTARY DISCLOSURE: The statement of cash flows has been prepared using the indirect method as defined under SFAS No. 95. On September 21, 2007 the Company converted promissory notes in the amount of $1,169,793 into 23,395,852 shares of Common Stock.

Income Tax Paid	$-	$-
Interest Paid	$45,183	$5,073

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(All amounts in US Dollars)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1997. AlphaRx Inc. is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited (a British Virgin Island company and an 85% owned subsidiary of AlphaRx Inc.) ("AIH") acquired 100% of Alpha Life Sciences Ltd. ("ALS") for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is primarily involved in research and development of drugs in the Asian market.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of Common Stock of AIH, previously a wholly-owned subsidiary of the Company.

Effective April 22, 2005 AIH entered into a Joint Venture agreement with Basin Industrial Limited (a British Virgin Islands Company and a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The Joint Venture, AlphaAP Inc., is involved in manufacturing and marketing of certain of the Company’s existing products.

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

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 85% of AIH and ALS (AIH’s wholly-owned subsidiary). All material inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts on deposit with banks, and any other highly liquid investments purchased with a maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2007 the Company had only cash on deposit. As at September 30, 2006 the Company had a bank term deposit in the amount of $855,318, with the remaining amounts being held as cash on deposit.

Trading Securities

We consider our investment portfolio and marketable equity investments as trading in nature as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are recorded at fair value, which is based on quoted market rates. Any gains and losses are recognized in earnings in the current period.

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and notes payable approximates their fair values because of the short maturity of these instruments.

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

Revenue Recognition

Revenues related to license fees and royalties are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Should there be any future obligations or deliverables related to the license fees, revenue is deferred and not recognized until those obligations and or deliverables have been satisfied. Any advance payments or deposits received in relation to license fees and other fees are deferred until those obligations or deliverables have been satisfied. Royalty payments are not received in advance but rather, are paid to the Company based on previous period sales by licensees.

Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds from sales is reasonably assured. A reserve for returns is considered periodically based on actual or anticipated returns from customers. The Company policy is not to accept returns, however, under certain circumstances returns are accepted to maintain good customer relations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair valuation of warrants issued and estimated lives of capital assets. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known. Estimates were used in determining the amounts of accrued liabilities, amortization, stock based compensation, and valuation allowances.

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

Concentrations of Credit Risks and Revenues

The Company’s receivables are unsecured and are generally due in 30 Days. Reserves for uncollectible receivables are determined by us periodically based on best estimates available and historical data, as well as the economic and financial status of our debtors. Investment in marketable securities carry normal market risk of fluctuation in the price of securities traded on recognized stock exchanges as well as liquidity and foreign exchange risks.

Currently, the Company does not have a diverse customer base. The Company relies on three licensees for all of its revenues. Should any of these licensees discontinue sales of our products, or stop commercialization efforts our revenues could be adversely impacted.

Investment in Joint Venture

The Company holds an indirect 42.5% interest in AlphaAP Inc. ("AAP"), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party). As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company’s interest in the joint venture is not consolidated into the financial statements. AIH will receive a 5% royalty on all revenues generated by AAP.

Stock Based Compensation

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) – "Share Based Payment" (SFAS 123(R)). SFAS 123(R) requires us to recognize compensation cost to for third party and employee services rendered in exchange for an equity instrument award based on the fair value of the award on the date of grant. The Company adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. Under this standard the Company records compensation cost related to unvested stock options by recognizing the unamortized fair value of those stock options as of the grant date over the remaining vesting period with no change in historical reported earnings.

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

SFAS 159- In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assts and Financial Liabilities – Including an amendment of FASB 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement by entities in the future.

FIN 48 – In June 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 – Accounting for Income Taxes.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS 123(Revised), which does and may continue to have a material impact on results of operations.

NOTE 3. ACCOUNTS RECEIVABLE
	2007	2006

Accounts receivable	$11,804	$10,771
Less: Allowance for bad debts	-	-

	$11,804	$10,771

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4. DISCONTINUED OPERATIONS

We determined to discontinue direct sales of Flexogan during 2005 because: (a) we were not able to source a qualified marketing partner to take over direct sales of Flexogan; (b) we did not have adequate financial resources or expertise to market Flexogan on a longer term basis, and (c) we concluded there was a better overall opportunity for success if we focused on drug development and enhancement while allowing our partners and potential partners to market our products in return for royalty and, or license payments.

The statements of income and balance sheets for the Discontinued Operations are seen below:

Income Statements	2007	2006

Sales	$ 4,385	$27,176
Cost of Sales	-	9,092
Gross Margin	4,385	18,084

Income Taxes	-	-

Gain from Discontinued Operations	$ 4,385	$18,084

Balance Sheets

Other Assets	-	4,474
Total Current Assets	-	4,474

Accounts Payable and Accrued Liabilities	18,829	52,218

Total Current Liabilities	18,829	52,218

Net Assets (Liabilities)	$(18,829)	$(47,744)

NOTE 5. PROPERTY, PLANT & EQUIPMENT
	2007	2006

Leasehold Improvements	$22,891	$20,481
Furniture & Fixtures	27,546	35,770
Machinery & Equipment	380,265	456,894

COST	430,702	513,145

Less: Accumulated depreciation/amortization

Leasehold Improvements	15,846	10,082
Furniture & Fixtures	14,852	19,492
Machinery & Equipment	182,378	200,892

	213,076	230,466

NET	$217,626	$282,679

The cost and accumulated depreciation for those capital assets, which are fully depreciated or amortized, have been removed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2007	2006

Accounts Payable	$359,131	$334,046
Accrued Liabilities for services rendered but not invoiced as
at September 30, 2007 and 2006	160,388	198,463

	$519,519	$532,509

Accrued liabilities as at September 30, 2006 included an amount of $30,000, which was paid out in the form of Common Stock during fiscal 2007.

NOTE 7. NOTES PAYABLE

The Company and its subsidiaries issued $221,228 in promissory notes, net of repayments during the year ended September 30, 2007. ($967,765 during the year ended September 30, 2006). The Company also converted $1,169,793 of Notes Payable including accrued interest into 23,395,852 shares of Common Stock during fiscal 2007. These promissory notes bear interest at rates of 10% - 12% per annum and are repayable on or before the first anniversary date of issuance. See also Note 15 – Related Party

Transactions and Note 18 – Subsequent Events.

In conjunction with these promissory notes the Company issued warrants. (See also Note 14 – Warrants). This in turn required a discount to be established and amortized over the life of the promissory notes.

September 30,	2007	2006
Promissory Notes Issued, net of
repayments and conversions:	$221,228	$967,765
Unamortized Discount	(65,962)	(252,775)
Interest accrued	12,538	65,333

Promissory Notes Payable	$167,804	$780,323

NOTE 8. LITIGATION LIABILITIES

The Company received court documentation that the lawsuit filed against it in 2002 was dismissed as of May 2006. Accordingly the remaining litigation liability has been reversed, as the Company is no longer liable for any damages or legal fees related to this action.

NOTE 9. MINORITY INTEREST

On June 22, 2006, AlphaRx International Holdings Ltd. ("AIH"), previously a wholly-owned subsidiary of the Company issued 1,500 shares of its Common Stock to New Super Limited ("NSL"), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). As a result AIH’s issued and outstanding shares were increased to 10,000 and the Company’s interest in AIH was reduced to 85%. With the consolidation of only 85% of AIH, a minority interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 10. COMMITMENTS

Operating Leases

The Company leases scientific research and development equipment, its main premises and an automobile. The aggregate minimum annual and total payments due under these operating leases are as follows:

Year	Amount
$
2008	75,849
2009	25,788
2010	2,194

TOTAL	$ 103,831

NOTE 11. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock. As of September 30, 2007, there are 81,203,964 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share. (2006 – 57,508,112 issued and outstanding)

During fiscal 2007 the Company issued 300,000 shares of Common Stock in exchange for services rendered. The Company also converted $1,169,793 in promissory notes including accrued interest into 23,395,852 shares of Common Stock on September 21, 2007. See also Note 18 – Subsequent Events. There was no Common Stock issued during 2006.

Net Loss per share of Common Stock is not based on fully diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 14,336,663 shares of Common Stock (note 14) and options to purchase 30,720,000 shares of Common Stock (note 13) as at September 30, 2007 such that, on a fully diluted basis there would be 126,260,627 shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. (As at September 30, 2006 there would be 147,840,803 shares outstanding on a fully diluted basis if all warrants and options were exercised). See also Note 18-Subsequent events for warrants which have expired since September 30, 2007.

NOTE 12. INCOME TAXES

The regional sources of taxable income (loss) for the years ended September 30, 2007 and 2006 were as follows:

	2007	2006

North America	$(893,571)	$(1,255,794)
Outside North America	(293,528)	(205,123)

	$(1,187,099)	$(1,460,917)

The tax effect of significant temporary differences representing deferred tax assets is as follows:

	2007	2006

Deferred tax assets:

North America	$3,403,970	$3,073,348
Outside North America	44,029	30,768

Less Valuation allowance	3,447,999	3,104,117

Net deferred tax assets	-	-

These losses expire in varying amounts between 2010 and 2026. The tax rates being used to determine deferred tax assets are estimated at 37% for North America and 15% for outside North America. Deferred tax assets relate primarily to non-capital operating loss carryforwards incurred since inception.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2007	2006

Combined Statutory Rates	31%	34%
Non-deductible expenses	(10)	(14)
Change in valuation allowance	(21)	(20)

Effective tax rate	0%	0%

NOTE 13. STOCK OPTION PLANS

The Company has a Stock Option Plan (the " 2000 Plan") under which directors, officers, key employees, and certain independent contractors were granted 1,150,000 options to purchase shares of the Company’s authorized but unissued Common Stock. This initial option plan was terminated in 2001.

The Company adopted a new option plan on February 10, 2003 under which options to purchase 1,500,000 common shares were granted to certain key employees, consultants and directors. Only 570,000 options were granted under this Plan.

The Company, via written consent from a majority of the holders of Common Stock, approved the adoption of a new option plan during July 2004. Under this plan the Company has issued the maximum number of options permitted totalling 24,000,000 options to purchase Common Stock.

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006. Under this plan up to 5,000,000 options may be granted and during the year ended September 30, 2007 the Company granted 40,000 options to two consultants in exchange for committee advisory services. The Company also granted 50,000 options to a sales and marketing consultant in relation to his services. These options were granted on January 3, 2007 and will vest on November 10, 2007.

The Company recorded $15,752 in stock based compensation expense related to employee and consultant options for services rendered during the year using the Black-Scholes option-pricing model (2006 -$717,117). This expense comprises a portion of general and administrative expenses seen on the consolidated statement of operations and comprehensive loss. There remains no further unamortized stock compensation to be expensed in relation to the options granted to date.

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is as follows:

				Share Price		Remaining
	Number		Exercise	on Date of		Contractual
Option Plan	Granted	Issue Date	Price $	Grant $	Expiry Date	Life (Years)

2000	1,150,000	6/30/2000	0.10	0.10	6/30/2010	2.75

2003	480,000	2/10/2003	0.63 – 0.69	0.63	2/10/2008	0.36
	20,000	5/5/2003	0.55	0.51	5/5/2008	0.84
	70,000	5/10/2003	0.50	0.50	5/10/2008	0.85

2004	12,720,000	15/11/2004	0.15	0.11	15/11/2014	7.12
	500,000	15/11/2004	0.40 – 0.50	0.11	15/11/2009	2.12
	7,000,000	10/1/2005	0.16	0.14	10/1/2015	7.28
	390,000	8/2/2005	0.15	0.14	8/2/2015	7.34
	100,000	25/05/2005	0.13	0.13	25/05/2010	2.65
	3,290,000	17/10/2005	0.075	0.08	17/10/2015	8.05

2006	90,000	3/1/2007	0.10	0.10	3/1/2012	4.26

Total	25,810,000

Weighted Average			0.16			6.82

NOTE 14. WARRANTS

The Company recorded $318,718 in warrant amortization for the year ended September 30, 2007 (2006- $251,720). This expense comprises a portion of general and administrative expenses seen on the consolidated statement of operations and comprehensive loss. Additional details regarding warrants are seen in the tables below.

			Share
Number			Price		Remaining
Granted			on		Contractual
and		Exercise	Grant	Expiry	Life
Exercisable	Issue Date	Price $	Date $	Date	(Years)	Reason for Issuance

670,275	12/19/2003	1.10	0.18	12/19/2007	0.22	Financing costs
5,204,160	10/13/2004	0.30	0.13	10/13/2007	0.04	Conversion of Promissory Notes and Private Placement
1,577,453	2/13/2006	0.10	0.13	2/13/2008	0.37	Issuance of Promissory Notes
3,182,000	3/31/2006	0.10	0.20	3/31/2008	0.50	Issuance of Promissory Notes
300,000	6/30/2006	0.10	0.10	6/30/2008	0.75	Issuance of Promissory Notes
465,000	9/30/2006	0.10	0.10	9/30/2008	1.00	Issuance of Promissory Notes
1,500,000	12/31/2006	0.10	0.09	12/31/2008	1.25	Issuance of Promissory Notes
807,775	3/31/2007	0.10	0.10	3/31/2009	1.50	Issuance of Promissory Notes
630,000	9/30/2007	0.10	0.08	9/30/2009	2.00	Issuance of Promissory Notes

14,336,663

Weighted Average		0.22			0.53

As at September 30, 2006 there were 59,692,691 warrants issued and outstanding. During the year ending September 30, 2007, 45,356,028 warrants expired. No warrants issued and outstanding have been exercised as at September 30, 2007. All of the warrants entitle the holder to purchase one share of Common Stock on or before the expiry date. See also Note 18 – Subsequent Events for warrants that have been or will be issued and for warrants that have expired since September 30, 2007.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from the directors. The directors loaned the Company approximately $78,177 during the year ended September 30, 2007 taking back promissory notes (2006- $322,385). Interest accrued on these loans totals approximately $11,421as at September 30, 2007 (2006 - $34,120). Interest rates on these loans range from 10% - 12% per annum. The loans are repayable on or before the first anniversary date of issuance and are unsecured.

The Company’s managing director of its 85% owned subsidiary -AlphaRx International Holdings Limited, is Edward Lee, the brother of Michael Lee – President & CEO of the Company. He is paid approximately $77,000 per annum base salary plus statutory pension and benefit contributions, a fair market value salary. The Company is also committed to pay $25,000 to Edward Lee in conjunction with the sourcing of funds for the purchase of Common Stock subsequent to September 30, 2007. See Subsequent Events Note 18.

NOTE 16. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

The majority of the Company’s revenues for the year ended September 30, 2007 were derived from royalties received from one of its partners. For the year ended September 30, 2006 the Company derived the majority of its revenues from license fees.

	Years ended September 30,
Revenue Stream	2007	2006
License Fees (North America)	-	$ 1,000,000
Third Party Royalties (Mexico)	81,602	24,774
Royalties from Joint Venture (Asia)	12,839	-
Consulting Fees (North America)	76,000	-
Total Revenues	$170,441	$1,024,774

Long Lived Assets
	Years ended September 30,
Long Lived Assets	2007	2006
North America	$215,796	$280,635
Asia	1,830	2,044
Total Long Lived Assets	$217,626	$282,679

NOTE 17. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 18. SUBSEQUENT EVENTS

The Company issued 5,000,000 shares of restricted Common Stock on November 14, 2007 via a private placement. The Common Stock was issued at $0.10 per share. As a result the Company had 86,203,964 shares of Common Stock outstanding as of November 14, 2007. The Company is also committed to issue 5,000,000 warrants to purchase Common Stock at $0.10 per share of Common Stock on or before December 31, 2007 in conjunction with the issuance of these 5,000,000 shares.

The Company has issued approximately $154,000 in unsecured Promissory Notes since September 30, 2007. These notes bear interest at 12% per annum, and are repayable within one year of issue date. The Company is also committed to issue 770,000 warrants exercisable at $0.10 per share of Common Stock on or before December 31, 2007 in conjunction with the issuance of these promissory notes.

Warrants issued and outstanding as at September 30, 2007 to purchase 5,204,160 shares of Common Stock at $0.30 expired on October 13, 2007.