Form 10QSB
period 2007-12-31
ALPHARX INC
filed 2008-02-12
CIK 1114936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2007

OR

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: from __________ to __________

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

The number of outstanding shares of registrant's Common Stock on February 12, 2008 was 91,496,192.

Transitional Small Business Disclosure Format. Yes ☐         No ☒

ALPHARX, INC.

FORM 10-QSB

DECEMBER 31, 2007

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December 31 2007 and September 30, 2007	3

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2007 and December 31, 2006	4

Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of December 31, 2007 and September 30, 2007	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months ended December 31, 2007 and December 31, 2006	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 11

Management’s Discussion and Analysis of Financial Condition and Plan of Operation	12-17

Other Information	18

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND SEPTEMBER 30,2007
(UNAUDITED)
(All amounts in US Dollars)

	December 31,	September 30,
	2007	2007
CURRENT ASSETS

Cash and Cash Equivalents	$173,685	$128,328
Accounts Receivable, net	8,983	11,804
Prepaid Expenses and Other Assets	2,826	6,582
Discontinued Operations (note 3)	66	-
TOTAL CURRENT ASSETS	185,560	146,714

PROPERTY, PLANT & EQUIPMENT, net	193,934	217,626

TOTAL ASSETS	379,494	364,340

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	285,617	519,519
Notes Payable (note 4)	-	167,804
Discontinued Operations (note 3)	5,646	18,829
TOTAL CURRENT LIABILITIES	291,263	706,152

MINORITY INTEREST (note 5)	112,777	116,986

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
December 31, 2007- 91,496,192 (September 30, 2007-	9,151	8,122
81,203,964) (Notes 6-8)
Additional paid-in capital	16,842,702	15,824,162
Accumulated Other Comprehensive Loss	(6,737)	(6,609)
Deficit	(16,869,662)	(16,284,473)

TOTAL SHAREHOLDERS’ DEFICIT	(24,546)	(458,798)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$379,494	$364,430

See condensed notes to consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(All amounts in US Dollars)

December 31,	2007	2006

License Fees and Royalties	17,132	11,329

General and Administrative Expenses	359,822	324,489
Research and Development Expenses	215,032	246,018
Sales and Marketing Expenses	-	3,750
Depreciation	23,855	20,018
LOSS FROM OPERATIONS	(581,577)	(582,946)

OTHER EXPENSES

Interest Expense, net	(9,629)	(24,743)

LOSS BEFORE INCOME TAXES	(591,206)	(607,689)

Income Tax	-	-

LOSS BEFORE MINORITY INTEREST	(591,206)	(607,689)
Minority Interest	4,209	16,035
LOSS BEFORE DISCONTINUED OPERATIONS	(586,997)	(591,654)
Gain from Operations of Discontinued Component (note 4)	1,808	877

NET LOSS	(585,189)	(590,777)
Cumulative Translation Adjustment	(128)	1,650
COMPREHENSIVE LOSS	$(585,317)	$(589,127)

Net Loss per Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	83,876,537	57,641,808

See condensed notes to consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED DECEMBER 31, 2007
(All amounts in US Dollars)

	Common Stock
				Accumulated
			Additional	Other Com-		Total
	Number of		Paid in	prehensive		Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, as of
September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for
consulting services	300,000	30	29,970			30,000
Warrants			131,905			131,905
Stock based
compensation			15,752			15,752
Debt Conversion	23,395,852	2,340	1,167,453			1,169,793
Foreign currency
translation				(1,280)		(1,280)
Net Loss 2007					(1,750,326)	(1,750,326)
Balance as of
September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)
Warrants			83,596			83,596
Warrants exercised	1,862,228	186	186,037			186,223
Stock Options
exercised	3,430,000	343	274,407			274,750
Private Placement	5,000,000	500	474,500			475,000
Net Loss for the
period					(585,189)	(585,189)
Foreign currency
translation				(128)		(128)
Balance as of
December 31, 2007	91,496,192	$9,151	$16,842,702	(6,737)	(16,869,662)	(24,546)

See condensed notes to consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)
(All amounts in US Dollars)

Three months ended December 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(585,189)	$(590,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,855	20,018
Warrant amortization	149,559	127,114
Stock based compensation expense	-	10,720
Issuance of common stock for services rendered	-	30,000
Changes in assets and liabilities:
Decrease in marketable securities	-	176,418
Decrease (Increase) in accounts receivable	2,821	(11,924)
Decrease in prepaid expenses	3,756	6,028
Decrease in accounts payable and accrued liabilities	(233,902)	(22,881)
Accrued interest on notes payable	(12,538)	9,786
Increase in deferred revenue	-	75,000
Minority interest	(4,209)	(16,035)
Discontinued operations (Note 3)	(13,249)	(3,781)

NET CASH USED IN OPERATING ACTIVITIES	(669,096)	(190,314)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	-	7,888

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	7,888

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	935,973	-
Issuance (repayment) of Notes Payable, net	(221,228)	211,516

NET CASH PROVIDED BY FINANCING ACTIVITIES	714,745	211,516

Effect of exchange rate changes on cash and cash equivalents	(292)	1,650
NET INCREASE IN CASH	45,357	30,740

CASH, and cash equivalents, beginning of period	128,328	987,753

CASH, and cash equivalents, end of period	$173,685	$1,018,493

Taxes Paid	$0	$0
Interest Paid	$19,234	$17,115

See condensed notes to consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the Company) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of human therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited. (“AIH”) acquired 100% of AlphaRx Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares or 15% of common stock of AlphaRx International Holdings Limited. (“AIH”), previously a wholly-owned subsidiary of the Company.

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

The Company holds an indirect 42.5% interest in AlphaAP Inc.(“AAP”), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party).  As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company’s interest in the joint venture is not consolidated into the financial statements. AIH receives a 5% royalty on all revenues generated by AAP.

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

NOTE 3. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales.  Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

Income Statements for three months ended December 31,	2007	2006

Sales	$1,808	$877

Gain from discontinued operations	$1,808	$877

Balance Sheets	December	September
	31, 2007	30, 2007

Total Current Assets	$66	$-

Total Current Liabilities	5,646	18,829

Net Assets (Liabilities)	$(5,580)	$(18,829)

NOTE 4. NOTES PAYABLE

The Company issued approximately $154,000 in promissory notes, before a discount of  $83,596 during the three months ended December 31, 2007. (During the three months ended December 31, 2006 the Company issued $211,516 in promissory notes, before a discount of $54,127). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted. Prior to December 31, 2007 all third party promissory notes were repaid including interest from funds obtained via the issuance of Common Stock. In conjunction with these promissory notes, the Company issued warrants (See also Note 8 – Warrants). This in turn required a discount to be established in the amount of $83,596. This discount was expensed during the three months ended December 31, 2007 in conjunction with the repayment of all promissory notes.

See also note 9 – Related Party Transactions.

NOTE 5. MINORITY INTEREST

Effective June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”) issued 1,500 shares of its common stock to New Super Limited (“NSL”) at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). There are 10,000 common shares outstanding of which 8,500 or 85% belong to the Company. With the consolidation of only 85% of AIH, a minority interest was established, representing net amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock.  As of December 31, 2007, there are 91,496,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.  (December 31, 2006 – 57,808,112)

During the three months ended December 31, 2007 the Company issued the following restricted stock:

5,000,000 units, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.10, expiring December 31, 2009;

Officers, directors and consultants exercised options to purchase 3,430,000 shares of Common Stock at an average exercise price of $0.08 per share;

Michael Lee (CEO) exercised warrants to purchase 1,862,228 shares of Common Stock at an exercise price of $0.10 per share.

There were 300,000 shares issued of restricted Common Stock during the three months ended December 31, 2006 in exchange for financial consulting services rendered in the amount of $30,000.

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the “Plan”) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock.  A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006.  Under this Plan up to 5,000,000 options may be granted and 90,000 have been granted up to December 31, 2007.

Outstanding stock options granted under the old Plans will remain in effect until the expiration date specified in those options.  Options currently expire no later than June 30, 2012 and generally vest within one year of grant date. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

During the three months ended December 31, 2007 the Company cancelled the 2001 Plan and the 2003 Plan after the exercise of 700,000 options.  The Company cancelled options to purchase 7,660,000 shares of Common Stock under the Option Plans with the agreement of the option holders or in accordance with the Plans’ terms and conditions. The expiry period of options under the 2004 and 2006 Plans was accelerated, with the agreement of the option holders, such that all options expire in less than five years.

Additional information with respect to the various Plans’ stock option activity is as follows:

Options outstanding September 30, 2007:	25,810,000
Options exercised during the three months ended December 31, 2007:	(3,430,000)
Options cancelled during the three months ended December 31, 2007:	(7,660,000)

Options remaining December 31, 2007:	14,720,000

	Number
Option Plan	Granted	Issue Date	Exercise	Share Price	Expiry Date	Remaining
	(exercised/	dd/mm/yyyy	Price $	on Date of	dd/mm/yyyy	Contractual
	cancelled)			Grant $		Life (Years)

2000 Plan	1,150,000	30/06/2000	0.10	0.10	-	-
Exercised	(700,000)		0.10	-	-	-
Cancelled	(450,000)
						Plan
Remaining	0					Terminated
2003 Plan	480,000	10/02/2003	0.63 – 0.69	0.63	-	-
	20,000	05/05/2003	0.55	0.51	-	-
	70,000	10/05/2003	0.50	0.50	-	-
Cancelled	(570,000)
						Plan
Remaining	0					Terminated
2004 Plan	12,720,000	15/11/2004	0.15	0.11	30/06/2012	4.5
Cancelled	(6,000,000)
	500,000	15/11/2004	0.40 – 0.50	0.11	10/02/2008	0.1
Cancelled	(40,000)
	7,000,000	10/1/2005	0.16	0.14	06/30/2012	4.5
	390,000	08/02/2005	0.15	0.14	06/30/2012	4.5
Cancelled	(40,000)
	100,000	25/05/2005	0.13	0.13	25/05/2010	2.4
	3,290,000	17/10/2005	0.075	0.08	-	-
Exercised	(2,730,000)		0.075	-	-	-
Cancelled	(560,000)
Remaining	14,630,000
2006 Plan	90,000	03/01/2007	0.10	0.10	03/01/2012	4.0

Total	14,720,000
Weighted Average			0.16			4.35

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005.  The Company did not record any stock based compensation expense during the three months ended December 31, 2007 ($10,720 in stock based compensation expense during the three months ended December 31, 2006). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date. See also subsequent event Note 10 for options that expired subsequent to December 31, 2007. The weighted average exercise price was calculated by multiplying the options by their exercise price and dividing the total obtained by the total outstanding options.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at December 31, 2007:

Number Granted and Exercisable	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance

1,075,000	2/13/2006	0.10	0.13	2/13/2008	0.1	Issuance of Promissory Notes
3,150,000	3/31/2006	0.10	0.20	3/31/2008	0.25	Issuance of Promissory Notes
115,000	9/30/2006	0.10	0.10	9/30/2008	0.75	Issuance of Promissory Notes
1,050,000	12/31/2006	0.10	0.09	12/31/2008	1.0	Issuance of Promissory Notes
625,000	3/31/2007	0.10	0.10	3/31/2009	1.25	Issuance of Promissory Notes
585,000	9/30/2007	0.10	0.08	9/30/2009	1.75	Issuance of Promissory Notes
5,770,000	12/31/2007	0.10		12/31/2009	2.0	Issuance of Promissory Notes for 770,000 warrants, and Private Placement for remaining 5,000,000 warrants

12,370,000

Weighted Average		0.10			1.25

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. There were 61,112,691 warrants issued and outstanding as at December 31, 2006.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $154,000 during the three months ended December 31, 2007 ($62,200 during the three months ended December 31, 2006).  All promissory notes outstanding to directors were repaid prior to December 31, 2007 from funds obtained via issuance of Common Stock (as of December 31, 2006 approximately $368,000 in promissory notes were owing to directors including accrued interest of approximately $30,000). These loans attracted interest at 12% per annum and were unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company) and managing director of AlphaRx Life Sciences Ltd. an 85% owned subsidiary of the Company, received a commission of $25,000 in conjunction with the sourcing of funds related to the $500,000 issuance of Common Stock during the three months ended December 31, 2007. The net proceeds to the Company were $475,000.

NOTE 10: SUBSEQUENT EVENT

On February 10, 2008 options to purchase 460,000 shares of Common Stock expired.

NOTE 11: RECLASSIFICATIONS

Certain amounts in prior year’s financial statements have been reclassified to conform to current year presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the condensed Notes thereto, appearing in this Form 10-QSB. For additional information and complete financial statement note disclosure as of September 30, 2007, reference should be made to the annual Form 10KSB filed during December 2007. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

Recent Developments

We have commenced or are about to commence animal testing for the following potential products: Vansolin (Nosocomial pneumonia), Zysolin ( Gram-negative pneumonia), ARX 828 (Systemic inflammation), Streptomycin (Tuberculosis).  The delivery route for all of the above product candidates is Intravenous (I.V.) as opposed to topical or tablet form.  Our immediate objectives for the remainder of this fiscal year include:

•

Complete pre-clinical studies of Vansolin and Zysolin;

•

Initiate Phase I/II human Trials for Vansolin and Zysolin ;

Collaboration with our partner Proprius Pharmaceuticals Inc. on Indaflex Phase II trials continues.  Proprius is presently raising funding in order to further Phase II testing for Indaflex and continue the commercialization process.  Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances that Proprius will be able to raise the necessary funding required to be able to continue with commercialization of Indaflex.

We are in the process of applying to have the Company listed on the Toronto Stock Exchange –Venture market (“TSX-V”).  In that regard we cancelled 7.66 million options with the agreement of the option holders during the three months ended December 31, 2007 in order to comply with the TSX-V regulations regarding maximum number of options.  We are also in the process of raising additional funding for the Company – a precondition to being listed on the TSX-V.

Our 85% owned subsidiary AlphaRx International Holdings Ltd.(“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in China. Research initiatives have commenced with Streptomycin for Tuberculosis, Levoflaxicin for eye infection and we are continuing our research with Doxorubicin to address hepatic cancer.  Other initiatives slated for pre-clinical development include amoxicillin and clarithromycin to address heli pylori bacteria, a common cause of ulcers. Reduced costs and labor rates in China as compared to North America allows us to expand research and development activities more efficiently even when taking increased travel into account.

In June 2006 AIH issued 1,500 shares of its common stock to New Super Limited (“NSL”) in accordance with an agreement concluded during April 2006.  The shares were issued for total cash consideration of $HK 10 million (USD $1,288,826). These funds are being utilized for research and development initiatives in China.  There are presently 10,000 shares of common stock issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction.  Considering that AIH is essentially a non-operating entity, and that the capital infusion was meant for commencement of research and development in Asia region, gain recognition was not appropriate.

On May 1, 2006 we announced that AIH has entered into an agreement with China Lianyungang City Golden Enterprises Limited (“China Party”) to establish a Joint Venture in mainland China.  The Joint Venture intends to establish a manufacturing facility in Lianyungang City, Jiangsu Province and a distribution network in order to manufacture and market pharmaceutical products licensed by AIH.  In addition AIH will help to develop branded generic products in lieu of capital payment into the Joint Venture. China Party has agreed to inject working capital of RMB 250 million (approximately $31 million) into the Joint Venture in the form of equity.  AIH will own 30% of the Joint Venture common stock and China Party will own 70%.  AIH is also to receive a 5% royalty on all AIH licensed product sales generated by the Joint Venture.

We signed a licensing agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (“Andromaco”) in August 2003 for the commercialization of our lead pharmaceutical product “Indaflex” in Mexico. Mexican health authorities gave approval to Andromaco to start sales of Indaflex™ in Mexico. We collected our first royalties from Indaflex sales in the year ended September 30, 2005. Royalties continue to flow into the Company based on sales generated in Mexico by Andromaco.

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited (“AIH”) in April 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company’s existing products in the Asia region.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

The Company incurred a net loss before discontinued operations of $586,997 for the three month period ended December 31, 2007 as compared to a net loss before discontinued operations of  $591,654 incurred for the same period a year ago, a decrease of $4,657 or less than 1%.

Revenues

Revenues represent royalties earned from Andromaco from the sales in Indaflex in Mexico.  Total revenues for the three-month period ended December 31, 2007 were $17,132 as compared to $11,329 generated for the same period a year ago, an increase of  $5,803 or about 51%. Indaflex sales in Mexico continue to increase on a year over year basis since commencement in 2005.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.  General and Administrative expenses for the three month period ended December 31, 2007 were $359,822 as compared to $324,489 incurred for the same period a year ago, an increase of $35,333 or approximately 11%.  We spent approximately $137,700 in investor relations and application fees for a Canadian stock exchange listing during the three months ended December 31, 2007 as compared to $3,950 for the same period a year ago, an increase of about $133,750.  We reduced general and administrative payroll and consulting expenses to $45,768 for the three months ended December 31, 2007 as compared to $141,222 a decrease of about $95,454, primarily as a result of salary reductions and reduced consulting efforts. Head count has remained the same at 4 full time equivalents in this category during the three months ended December 31, 2007 as compared to the same period a year ago. Warrant and stock option expense totalled $149,559 for the three months ended December 31, 2007 as compared to $137,834 incurred in the same period a year ago, an increase of $11,725. We were able to reduce certain legal fees related to patent filings made in prior periods during the three months ended December 31, 2007 thereby reducing our legal fees to a credit of $(9,275) as compared to $28,350 incurred in the same period a year ago, a decrease of about $37,625.  Offsetting our general and administrative expenses, we recognized foreign exchange gains of about $9,402 during the three months ended December 31, 2007 as compared to about $37,446 foreign exchange gain for the same period a year ago, a decrease of  $28,044.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2007 were $215,032 as compared to $246,018 incurred for the same period a year ago, a decrease of $30,986 or about 13%. We incurred $12,200 in research initiatives and efforts in China for the three months ended December 31, 2007 as compared to $48,356 for the same period a year ago, a decrease of $36,156.  Research efforts will again increase in the future depending on the timing and availability of additional funds.

Sales and Marketing

We did not incur any sales and marketing expenses for the three months ended December 31, 2007 as compared to $3,750 in the same period a year ago.  Our sales and marketing efforts will increase in the future as our product candidates approach Phase I and II testing.  Our future sales efforts will focus on sourcing a licensee, collaborative partner or other arrangements in order to commercialize our product candidates.

Depreciation

Depreciation totalled $23,855 for the three months ended December 31, 2007 as compared to $20,018 incurred during the same period a year ago, an increase of $3,837 or about 19%.  The increase stems from additional capital expenditures incurred during 2007, which are now being depreciated at maximum depreciation rates as compared to one half of the maximum depreciation rate in the year of acquisition.  We do not anticipate any significant capital expenditures for the remainder of our fiscal year.

Loss from Operations

Loss from operations were $581,577 for the three months ended December 31, 2007 as compared to a loss of $582,946 incurred for the same period a year ago, a decrease of  $1,369 or less than 1%.

Interest Expense

Interest expense for the three months ended December 31, 2007 was $9,629 as compared to net interest expense of $24,743 generated during the same period a year ago.  The decrease in interest expense resulted primarily from the repayment of $1,169,793 in promissory notes during September 2007, thereby avoiding interest expense on these notes during the three months ended December 31, 2007.

Minority Interest

We reflected a minority interest credit of $4,209 for the three months ended December 31, 2007 as compared to a credit of $16,035 for the same period a year ago, a decrease of $11,826 or about 74%. Minority interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH.  The minority interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.

Gain from operations of Discontinued Component

We continue to sell small amounts of Flexogan and generated sales of $1,808 during the three months ended December 31, 2007 as compared to $877 in sales for the same period a year ago.

Net Loss

As a result of the above revenues and expenses, we incurred a net loss of $585,189 for the three months ended December 31, 2007 as compared to a net loss of $590,777 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries into U.S. Dollars. We incurred a translation adjustment loss of $128 for the three months ended December 31, 2007 as compared to a translation gain of $1,650 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2007 the Company had working capital deficiency of $(105,703) as compared to a working capital deficiency of $(559,438) as at September 30, 2007. The Company also has a shareholders’ deficiency of $(24,546) as at December 31, 2007 as compared to a shareholders’ deficiency of $(458,798) as at September 30, 2007).  We issued 10,292,228 shares of Common Stock during the three months ended December 31, 2007.  We used the resulting funds to repay all outstanding promissory notes and to improve our cash position and hence our working capital deficiency.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream.  We also have licensing arrangements with Proprius Pharmaceuticals Inc. and a joint venture agreement with AlphaAP Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease, one leased auto and for certain research equipment.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 5,000,000 shares of Common Stock plus 5,000,000 warrants to purchase shares of Common Stock on November 14, 2007 in a private placement for net proceeds of $475,000. We issued 3,430,000 shares of Common Stock as a result of option exercises on December 27, 2007.  Total proceeds were $274,750.  Finally we issued 1,862,228 shares of Common Stock as a result of warrant exercises on December 27, 2007. Total proceeds were $186,223. All of the above securities are restricted in accordance with Rule 144.

We cancelled options to purchase 7,660,000 shares of Common Stock in accordance with the Stock Option Plan terms and conditions and with the agreement of existing option holders during the three months ended December 31, 2007.  No new options were issued.

During the three months ended December 31, 2007 warrants to purchase 5,874,435 shares of Common Stock expired. We also issued 5,770,000 new warrants in conjunction with the private placement of 5,000,000 shares of Common Stock and in conjunction with the issuance of $154,000 in promissory notes.

As a result of the above transactions there are 91,496,192 shares of Common Stock issued and outstanding, and there would be 123,496,192 shares of Common Stock issued and outstanding if all warrants and options were exercised.

We issued 300,000 shares of common stock in lieu of cash payments of $30,000 for financial consulting services during the three months ending December 31, 2006. We also issued 1,500,000 warrants in conjunction with the promissory notes issued during the three months ended December 31, 2006.  These warrants entitle the holder to purchase common stock at $0.10 per share and expire in December 2008.

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

(ii)

REPORTS ON FORM 8-K

(a)

On November 14, 2007 we announced the private placement with a foreign and accredited investor, of 5,000,000 units for gross consideration of $500,000.  Each unit consists of one share of Common Stock and a warrant to purchase a share of Common Stock for $0.10 expiring December 31, 2009.  The shares of Common Stock are restricted as to resale conditions in accordance with regulations. Any shares resulting from the exercise of warrants will also be restricted as to resale from the date of exercise, in accordance with regulations.

(b)

On December 28, 2007 we announced the exercise of 3,430,000 options to purchase Common Stock and the cancellation of 7,660,000 options to purchase shares of Common Stock by certain directors, officers and employees.  Also, we announced the exercise of 1,862,228 warrants to purchase shares of Common Stock by our President and CEO Michael Lee.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 12, 2008

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director