Form 10QSB
period 2008-03-31
ALPHARX INC
filed 2008-05-15
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2008

OR

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ____________ to ____________

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

Yes ☒                 No ☐

The number of outstanding shares of registrant's Common Stock on May 12, 2008 was 92,371,192.

Transitional Small Business Disclosure Format.

Yes ☐                 No ☒

ALPHARX, INC.

FORM 10-QSB

MARCH 31, 2008

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31 2008 (Unaudited) and September 30, 2007 (Audited)	3

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended March 31, 2008 and March 31, 2007	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Deficit as of March 31, 2008 and September 30, 2007	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months and six months ended March 31, 2008 and March 31, 2007	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 11

Management's Discussion and Analysis of Financial Condition and Plan of Operation	12-18

Other Information	21

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND SEPTEMBER 30,2007
(All amounts in US Dollars)

	March 31,	September 30,
	2008	2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS

Cash and Cash Equivalents	$ 68,302	$ 128,328
Accounts Receivable, net	16,524	11,804
Prepaid Expenses and Other Assets	12,788	6,582
TOTAL CURRENT ASSETS	97,614	146,714

PROPERTY, PLANT & EQUIPMENT, net	175,170	217,626

TOTAL ASSETS	272,784	364,340

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	292,469	519,519
Notes Payable (note 3)	154,627	167,804
Discontinued Operations (note 4)	2,637	18,829
TOTAL CURRENT LIABILITIES	449,733	706,152

MINORITY INTEREST (note 5)	104,314	116,986

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding March 31, 2008- 92,371,192 (September 30, 2007 - 81,203,964) (Notes 6-8)	9,238	8,122
Additional paid-in capital	16,978,351	15,824,162
Accumulated Other Comprehensive Loss	(1,935)	(6,609)
Deficit	(17,266,917)	(16,284,473)

TOTAL SHAREHOLDERS’ DEFICIT	(281,263)	(458,798)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 272,784	$ 364,430

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(All amounts in US Dollars)

(UNAUDITED)

	3 months ended March 31, 2008	3 months ended March 31, 2007	6 months ended March 31, 2008	6 months ended March 31, 2007

License Fees and Royalties	17,243	26,365	34,375	37,694
Other revenues	-	1,000	-	1,000
Total Revenues	17,243	27,365	34,375	38,694

General and Administrative Expenses	211,846	236,444	571,668	560,933
Research and Development Expenses	190,402	221,206	405,434	467,224
Sales and Marketing Expenses	-	-	-	3,750
Depreciation	17,376	24,664	41,231	44,682
LOSS FROM OPERATIONS	(402,381)	(454,949)	(983,958)	(1,037,895)

OTHER EXPENSES
Interest Expense, net	(3,680)	(30,000)	(13,309)	(54,743)

LOSS BEFORE INCOME TAXES	(406,061)	(484,949)	(997,267)	(1,092,638)

Income Tax	-	-	-	-

LOSS BEFORE MINORITY INTEREST	(406,061)	(484,949)	(997,267)	(1,092,638)
Minority Interest	8,463	14,281	12,672	30,316
LOSS BEFORE DISCONTINUED OPERATIONS	(397,598)	(470,668)	(984,595)	(1,062,322)
Gain from Operations of Discontinued Component (note 3)	343	1,028	2,151	1,905

NET LOSS	(397,255)	(469,640)	(982,444)	(1,060,417)
Cumulative Translation Adjustment	4,802	(5,468)	4,674	(3,818)
COMPREHENSIVE LOSS	$ (392,453)	$ (475,108)	$ (977,770)	$ (1,064,235)

Net Loss per Share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	91,797,581	57,808,112	87,793,537	57,726,445

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2008

(All amounts in US Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficit

Balance, as of September 30, 2006 (Audited)	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for consulting services	300,000	30	29,970			30,000
Warrants			131,905			131,905
Stock based compensation			15,752			15,752
Debt Conversion	23,395,852	2,340	1,167,453			1,169,793
Foreign currency translation				(1,280)		(1,280)
Net Loss 2007					(1,750,326)	(1,750,326)
Balance as of September 30, 2007 (Audited)	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)
Warrants			131,832			131,832
Warrants exercised	2,737,228	273	273,450			273,723
Stock Options exercised	3,430,000	343	274,407			274,750
Private Placement	5,000,000	500	474,500			475,000
Net Loss for the period					(982,444)	(982,444)
Foreign currency translation				4,674		4,674
Balance as of March 31, 2008 (Unaudited)	92,371,192	$9,238	$16,978,351	(1,935)	(17,266,917)	(281,263)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

(All amounts in US Dollars)

	3 months March 31, 2008	3 months March 31, 2007	6 months March 31, 2008	6 months March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(397,255)	$(469,640)	$(982,444)	$(1,060,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,376	24,664	41,231	44,682
Warrant amortization	48,236	124,843	197,795	251,957
Stock based compensation expense	-	5,032	-	15,752
Issuance of common stock for services rendered	-	-	-	30,000
Changes in assets and liabilities:
Decrease in marketable securities	-	-	-	176,418
Decrease (Increase) in accounts receivable	(7,541)	10,108	(4,720)	(1,816)
Decrease (Increase) in prepaid expenses	(9,962)	1,029	(6,206)	7,057
(Decrease) Increase in accounts payable and accrued liabilities	6,852	(14,294)	(227,050)	(37,175)
Accrued interest on notes payable	1,105	32,079	(11,433)	41,865
Increase in deferred revenue	-	-	-	75,000
Minority interest	(8,463)	(14,281)	(12,672)	(30,316)
Discontinued operations (Note 3)	(2,943)	(26,926)	(16,192)	(30,707)
NET CASH USED IN OPERATING ACTIVITIES	(352,595)	(327,386)	(1,021,691)	(517,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	(414)	-	(414)	-
NET CASH USED IN INVESTING ACTIVITIES	(414)	-	(414)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	87,500	-	1,023,473	-
Issuance (repayment) of Notes Payable, net	153,522	98,824	(67,706)	310,340

NET CASH PROVIDED BY FINANCING ACTIVITIES	241,022	98,824	955,767	310,340

Effect of exchange rate changes on cash and cash equivalents	6,604	4,989	6,312	4,549
NET DECREASE IN CASH	(105,383)	(223,573)	(60,026)	(202,811)

CASH, and cash equivalents, beginning of period	173,685	1,018,493	128,328	987,753

CASH, and cash equivalents, end of period	$ 68,302	$ 784,942	$ 68,302	$ 784,942

Taxes Paid	-	-	-	-
Interest Paid	2,599	-	21,833	17,115

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Effective June 30, 2006, AlphaRx International Holdings Limited. (“AIH”) acquired 100% of AlphaRx Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market and seeking out business opportunities in China.

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

NOTE 3. NOTES PAYABLE

The Company issued approximately $153,000 in promissory notes net of repayments and before a discount of $83,596 during the six months ended March 31, 2008. (During the six months ended March 31, 2007 the Company issued $310,340 in promissory notes, before a discount of $101,823). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted. In conjunction certain promissory notes, the Company issued warrants (See also Note 8 – Warrants). This in turn required a discount to be established in the amount of $83,596. This discount was expensed during the six months ended March 31, 2008 in conjunction with the repayment of all promissory notes for which a discount was established. See also note 9 – Related Party Transactions.

NOTE 4. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales.  Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

Income statements	3 months March 31, 2008	3 months March 31, 2007	6 months March 31, 2008	6 months March 31, 2007
Sales	$ 343	$ 1,028	$ 2,151	$ 1,905

Gain from discontinued operations	$ 343	$ 1,028	$ 2,151	$ 1,905

Balance Sheets	March	September
	31, 2008	30, 2007

Total Current Liabilities	$ 2,637	$ 18,829

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

 NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock.  As of March 31, 2008, there are 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.  (March 31, 2007 – 57,808,112)

During the three months ended March 31, 2008 warrants were exercised to purchase 875,000 shares of Common Stock at $0.10 per share. These shares are subject to regulatory restrictions as to resale.  During the six months ended March 31, 2008 the Company issued the following restricted stock:

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

A total of 11,167,228 shares of Common Stock was issued in the six months ended March 31, 2008.

There were 300,000 shares issued of restricted Common Stock during the six months ended March 31, 2007 in exchange for financial consulting services rendered in the amount of $30,000.

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the “Plan”) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock.  A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006.  Under this Plan up to 2,000,000 options may be granted and 90,000 have been granted up to March 31, 2008.

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

25,810,000

Options exercised during the three months ended December 31, 2007:

(3,430,000)

Options cancelled during the three months ended December 31, 2007:

(7,660,000)

Options expired during the six months ended March 31, 2008:

   (460,000)

Options remaining March 31, 2008:

14,260,000

Option Plan	Number Granted (exercised/ cancelled)	Issue Date dd/mm/yyyy	Exercise Price $	Share Price on Date of Grant $	Expiry Date dd/mm/yyyy	Remaining Contractual Life (Years)

2000 Plan	1,150,000	30/06/2000	0.10	0.10	-	-
Exercised	(700,000)		0.10	-	-	-
Cancelled	(450,000)
Remaining	0	Plan Terminated				N/A
2003 Plan	480,000	10/02/2003	0.63 – 0.69	0.63	-	-
	20,000	05/05/2003	0.55	0.51	-	-
	70,000	10/05/2003	0.50	0.50	-	-
Cancelled	(570,000)
Remaining	0	Plan Terminated				N/A
2004 Plan	12,720,000	15/11/2004	0.15	0.11	30/06/2012	4.25
Cancelled	(6,000,000)
	500,000	15/11/2004	0.40 – 0.50	0.11	10/02/2008	-
Cancelled	(40,000)
Expired	(460,000)
	7,000,000	10/1/2005	0.16	0.14	30/06/2012	4.25
	390,000	08/02/2005	0.15	0.14	30/06/2012	4.25
Cancelled	(40,000)
	100,000	25/05/2005	0.13	0.13	25/05/2010	2.15
	3,290,000	17/10/2005	0.075	0.08	-	-
Exercised	(2,730,000)		0.075	-	-	-
Cancelled	(560,000)
Remaining for 2004 Plan	14,170,000
2006 Plan	90,000	03/01/2007	0.10	0.10	03/01/2012	3.75

Total	14,260,000

Weighted Average Exercise Price			0.155			4.23

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005.  The Company did not record any stock based compensation expense during the six months ended March 31, 2008 ($15,752 in stock based compensation expense during the six months ended March 31, 2007). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date. The weighted average exercise price was calculated by multiplying the options by their exercise price and dividing the total obtained by the total outstanding options.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at March 31, 2008:

Number Granted and Exercisable	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance

115,000	9/30/2006	0.10	0.10	9/30/2008	0.50	Issuance of Promissory Notes
1,050,000	12/31/2006	0.10	0.09	12/31/2008	0.75	Issuance of Promissory Notes
625,000	3/31/2007	0.10	0.10	3/31/2009	1.00	Issuance of Promissory Notes
585,000	9/30/2007	0.10	0.08	9/30/2009	1.50	Issuance of Promissory Notes
5,770,000	12/31/2007	0.10		12/31/2009	1.75	Issuance of Promissory Notes for 770,000 warrants, and Private Placement for remaining 5,000,000 warrants
8,145,000

Weighted Average		0.10			1.53

During the six months ended March 31, 2008 warrants to purchase 9,224,435 shares of Common Stock expired, and warrants to purchase 2,737,228 shares of Common Stock were exercised at an exercise price of $0.10 per share. The expiry date of warrants to purchase 775,000 shares of Common Stock was extended by one month from February 13, 2008 to March 13, 2008 to allow for exercising of these warrants.  As a result the Company incurred $48,326 in warrant amortization expense during the six months ended March 31, 2008.

During the six months ended March 31, 2008 the Company issued warrants to purchase 5,000,000 shares of Common Stock in conjunction with the private placement of 5,000,000 shares of Common Stock.  These warrants are exercisable at $0.10 and expire December 31, 2009.  The Company also issued warrants to purchase 770,000 shares of Common Stock at an exercise price of $0.10 in conjunction with the issuance of promissory notes. See also subsequent event Note 10 below.

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. There were 61,920,467 warrants issued and outstanding as at March 31, 2007.

Warrant amortization for the six months ended March 31, 2008 was calculated using the Black-Scholes pricing model and the following assumptions: expected volatility of 127%, risk free rate of return of 4%, expected life of 4 weeks, and a nil dividend rate. For the six months ended March 31, 2007 warrant amortization was also calculated using the Black-Scholes pricing model for two warrant issuances assuming volatility of 88% and 97%, risk free rate of return of 4.66% for both issuances, expected life of 2 years for both issuances, and a nil dividend rate for both issuances.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $45,000 during the six months ended March 31, 2008 ($32,200 during the six months ended March 31, 2007).  These loans attract interest at 12% per annum and are unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company) and managing director of AlphaRx Life Sciences Ltd. an 85% owned subsidiary of the Company, received a commission of $25,000 in conjunction with the sourcing of funds related to the $500,000 issuance of Common Stock during the six months ended March 31, 2008. The net proceeds to the Company were $475,000.

 NOTE 10: SUBSEQUENT EVENTS

Pursuant to a stock listing application to the Toronto Venture Exchange the Company intends to cancel warrants to purchase 5,770,000 shares of Common Stock. The warrant cancellation is conditional upon acceptance by the warrant holders and upon successful listing on the Toronto Venture Exchange.

Effective May 1, 2008 Ms. Ruby Hui, the 15% minority shareholder of AlphaRx International Holdings Ltd. replaced Edward Lee as the managing director of that subsidiary.  Ms. Hui also owns directly and indirectly 5,255,000 shares of Common Stock of the Company or approximately 5.7% of the issued and outstanding shares of Common Stock.

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

General

AlphaRx is a drug delivery company specializing in the development of innovative human therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. We are no longer pursuing direct marketing and sales of our market ready products, nor do we intend to pursue direct marketing and commercialization of any newly developed products.  The absence of marketing expertise, and significant ongoing funding required to introduce and promote a product successfully into the market are the principal factors limiting our ability to directly market our proprietary products. We are and will continue to seek out established collaborative partners, distributors and licensees to commercialize and market our products in exchange for license fees, milestone payments and royalties.

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

We cannot predict the timing of material net cash inflows from significant initiatives due to a number of factors including (i) the timing, extent, costs and efforts involved to conduct clinical trials directly or via a partner is not predictable, (ii) availability of financial resources required to market a new product via a partner, (iii) our lack of experience in bringing a new product to market successfully and gaining market share; (iv) competitors’ products and the nature and timing of their marketing initiatives.

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

Recent Developments

We continue with animal testing for the following product candidates: Zysolin (Gram-negative pneumonia), Vansolin (Nosocomial pneumonia), and Streptomycin (Tuberculosis). We have initiated formulations for Tobramycin (an antibiotic used to treat Gram-negative bacteria) and anticipate initial animal testing on this product candidate during our third quarter ending June 30, 2008. The delivery route for all of the above product candidates is Intravenous (I.V.) or Intratracheal (I.T.) as opposed to topical or tablet form.  Our objectives for the remainder of this fiscal year include:

•

Complete pre-clinical studies of Zysolin and Vansolin and prepare protocol for Phase I/II human trials;

•

Initiate Phase I human trials for Vansolin and Zysolin

•

Complete animal testing on Tobramycin;

During March 2008 Cypress Bioscience, Inc. (“Cypress”) completed the acquisition of our partner Proprius Pharmaceuticals Inc. (“Propius”). Proprius has development and commercialization rights for Indaflex – our topical cream for the treatment of osteoarthritis of the knee.  Additional funding is now available through Cypress in order to further Phase II and III human trials for Indaflex and continue the FDA application process. Although there is no obligation to continue with clinical trials, indications from Cypress are that clinical trials will commence for Phase II and III prior to the end of 2008.   Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances or guarantees that Proprius and or Cypress will continue with human trials and commercialization of Indaflex.

We are in the process of applying to have the Company listed on the Toronto Stock Exchange –Venture market (“TSX-V”).  In that regard we cancelled 7.66 million options with the agreement of the option holders during the three months ended December 31, 2007 in order to comply with the TSX-V regulations regarding maximum number of options.  We are also in the process of raising additional funding for the Company – a precondition to being listed on the TSX-V. The listing process is expected to be completed by the end of our third quarter – June 30, 2008.

Our 85% owned subsidiary AlphaRx International Holdings Ltd.(“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in China. Research initiatives have commenced with Streptomycin for Tuberculosis, and Levoflaxicin for eye infection. Reduced costs and labor rates in China as compared to North America allows us to expand research and development activities more efficiently even when taking increased travel into account.

In June 2006 AIH issued 1,500 shares of its common stock to New Super Limited (“NSL”) in accordance with an agreement concluded during April 2006.  The shares were issued for total cash consideration of $HK 10 million (USD $1,288,826). These funds are being utilized for research and development initiatives in China.  There are presently 10,000 shares of common stock issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary’s stock as a capital transaction.  Considering that AIH is a non-operating entity, and that the capital infusion was meant for commencement of research and development in Asia region, gain recognition was not appropriate.

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

We established a wholly-owned subsidiary – AlphaRx International Holdings Limited (“AIH”) in April 2005 and entered into a Joint Venture Agreement with Basin Industrial Limited (a wholly-owned subsidiary of Advance Pharmaceutical Co. Ltd.). The joint venture – AlphaAP Inc., is involved in the manufacture and marketing of certain of the Company’s existing products in the Asia region. The Joint Venture is inactive at present.

 Overview of Results of Operations

The following tables summarize the results of operations for the six months ended March 31, 2008 and the quarterly results of operations for the past two years:

Six Months Ended March 31	2008 $	2007 $
Net Sales	34,375	38,694
Net Loss	(982,444)	(1,060,417)
Net Loss Per Share	(0.01)	(0.02)

Three Months Ended	Mar 31 2008 $	Dec 31 2007 $	Sep 30 2007 $	Jun 30 2007 $	Mar 31 2007 $	Dec 31 2006 $	Sep 30 2006 $	Jun 30 2006 $
Net Sales	17,243	17,132	95,891	35,856	27,365	11,329	8,389	909,201
Net Loss	(397,255)	(585,189)	(227,583)	(462,236)	(469,640)	(590,777)	(575,257)	(206,009)
Net Loss per Share(1)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis may not equal net Loss per share for the six-month periods due to rounding.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2008, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2007

The Company incurred a net loss before discontinued operations of $984,595 for the six month period ended March 31, 2008 as compared to a net loss before discontinued operations of  $1,062,322 incurred for the same period a year ago, a decrease of $77,727 or about 7%.

Revenues

Revenues represent royalties earned from Andromaco from the sales in Indaflex in Mexico.  Total revenues for the six month period ended March 31, 2008 were $34,375 as compared to $38,694 generated for the same period a year ago, a decrease of $4,319 or about 11%. Volumes of Indaflex sales in Mexico have decreased as compared to the same period a year ago.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit investor relations and tax matters.  General and Administrative expenses for the six month period ended March 31, 2008 were $571,668 as compared to $560,933 incurred for the same period a year ago, an increase of $10,735 or approximately 2%.  We spent $215,924 in investor relations, legal and application fees for a Canadian stock exchange listing during the six months ended March 31, 2008 as compared to $54,655 incurred for investor relations during the same period a year ago, an increase of $161,269.  We settled a dispute regarding financial consulting services provided from a supplier resulting in an expense recovery of $120,000 during the six months ended March 31, 2008, as compared to similar expense recoveries of $35,833 in the same period a year ago reducing comparable period administrative expenses by $84,167

We reduced general and administrative payroll and consulting expenses to $169,409 for the six months ended March 31, 2008 as compared to $223,978 a decrease of $54,569 or about 24%, primarily as a result of salary reductions and reduced consulting efforts. Head count has remained the same at 4 full time equivalents in this category during the six months ended March 31, 2008 as compared to the same period a year ago.

Warrant amortization and stock based compensation expense totalled $197,795 for the six months ended March 31, 2008 as compared to $267,709 incurred in the same period a year ago, a decrease of $69,914 or about 26%. There remain no further expenses to be amortized in this category at the present time.

We realized foreign exchange losses of $6,329 for the six months ended March 31, 2008 as compared to a foreign exchange gains of $37,579 for the same period a year ago, resulting in a net increase in general and administrative expenses of about $43,908.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities in Canada and People’s Republic of China.

Research and development expenses for the six months ended March 31, 2008 were $405,434 as compared to $467,224 incurred for the same period a year ago, a decrease of $61,790 or about 13%. We incurred $22,075 in research initiatives and efforts in China for the six months ended March 31, 2008 as compared to $116,708 for the same period a year ago, a decrease of $94,633. This was partially offset by an increase in research and development expenses in Canada where we incurred $383,359 in the six months ended March 31, 2008 as compared to $350,516 during the same period a year ago, an increase of $32,843. Until we raise additional funding and produce additional product candidates for animal testing and further research, research and development efforts in China will be reduced.  Research and development will increase in the future depending on the timing and availability of additional funds.

Sales and Marketing

We did not incur any sales and marketing expenses for the six months ended March 31, 2008 as compared to $3,750 in the same period a year ago.  Our sales and marketing efforts will increase in the future as our product candidates approach Phase I and II testing.  Our future sales and marketing efforts will focus on sourcing a licensee, collaborative partner or other arrangements in order to complete clinical trials and commercialize our product candidates.

Depreciation

Depreciation totalled $41,231 for the six months ended March 31, 2008 as compared to $44,682 incurred during the same period a year ago, an decrease of $3,451 or about 19%.  The decrease stems from certain capital assets being fully depreciated during the past six months, thereby reducing this expense.

Loss from Operations

Loss from operations were $983,958 for the six months ended March 31, 2008 as compared to a loss of $1,037,895 incurred for the same period a year ago, a decrease of  $53,937 or about 5%.

Interest Expense

Net interest expense for the six months ended March 31, 2008 was $13,309 as compared to net interest expense of $54,743 incurred during the same period a year ago.  The decrease in interest expense resulted primarily from the repayment of $1,169,793 in promissory notes during September 2007, and repayment of all remaining outstanding promissory notes in the amount of $167,804, prior to December 31, 2007. The Company continues to borrow funds via promissory notes until additional equity funding can be sourced.

Minority Interest

We reflected a minority interest credit of $12,672 for the six months ended March 31, 2008 as compared to a credit of $30,316 for the same period a year ago, a decrease of $17,644 or about 58%. Minority interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH.  The minority interest resulted from the investment in our subsidiary - AlphaRx International Holdings Ltd., by New Super Ltd. during June 2006. The president of New Super Ltd. is also a director of AIH.

 Gain from operations of Discontinued Component

We continued to sell small amounts of Flexogan and generated sales of $2,151 during the six months ended March 31, 2008 as compared to $1,905 in sales for the same period a year ago. Sales have ceased entirely as at the present time.

Net Loss

As a result of the above revenues and expenses, we incurred a net loss of $982,444 for the six months ended March 31, 2008 as compared to a net loss of $1,060,417 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries and our foreign currency monetary assets and liabilities into U.S. Dollars. We incurred a cumulative translation adjustment gain of $4,674 for six months ended March 31, 2008 as compared to a cumulative translation loss of $(3,818) for the same period a year ago.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2008, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The Company incurred a net loss before discontinued operations of $397,598 for the three month period ended March 31, 2008 as compared to a net loss before discontinued operations of  $470,668 incurred for the same period a year ago, a decrease of $73,070 or about 15%.

 Revenues

Revenues represent royalties earned from Andromaco based on sales of Indaflex in Mexico.  Total revenues for the three month period ended March 31, 2008 were $17,243 as compared to $27,365 generated for the same period a year ago, a decrease of $10,122 or about 37%. Volumes of Indaflex sales in Mexico have decreased as compared to the same period a year ago.

 General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit investor relations and tax matters.  General and Administrative expenses for the three month period ended March 31, 2008 were $211,846 as compared to $236,444 incurred for the same period a year ago, a decrease of $24,598 or approximately 10%.  We spent $77,066 in investor relations, legal and application fees for a Canadian stock exchange listing during the three months ended March 31, 2008 as compared to $16,974 incurred for investor relations during the same period a year ago, an increase of $60,022.  We settled a dispute regarding financial consulting services provided from a supplier resulting in an expense recovery of $120,000 during the three months ended March 31, 2008, as compared to expense recoveries of  $35,833 from certain suppliers in the same period a year ago, which in turn reduced general and administrative expenses by $84,167 when compared to prior period.

Warrant amortization and stock based compensation expense during the three months ended March 31, 2008 was $48,236 as compared to $129,875 incurred in the same period a year ago, a decrease of $81,639. There remain no further expenses to be amortized in this category at the present time.

Business and other employer taxes in China totalled $18,680 for the three months ended March 31, 2008 with no comparable expense in the same period a year ago. Travel expenses were $17,122 for the three months ended March 31, 2008 as compared to $710 for the same period a year ago, an increase of $16,412 related to China travel.  We did not recover any funds from discontinued operations in the three months ended March 31, 2008 as compared to recovery of $24,194 in the same period a year ago, creating a net increase in general and administrative expenses when compared to the prior period. All remaining general and administrative expenses including foreign exchange, office supplies, communications and rent increased by approximately $22,000 in the three months ended March 31, 2008 as compared to the same period a year ago.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities in Canada and People’s Republic of China.

Research and development expenses for the three months ended March 31, 2008 were $190,402 as compared to $221,206 incurred for the same period a year ago, a decrease of $30,804 or about 14%. We incurred no Indaflex related development expenses in the three months ended March 31, 2008 as compared to $29,035 in Indaflex related expenses in the same period a year ago, accounting for the decrease in research and development expenses. Research and development efforts will increase in the future depending on the timing and availability of additional funds.

Depreciation

Depreciation totalled $17,376 for the three months ended March 31, 2008 as compared to $24,664 incurred during the same period a year ago, a decrease of $7,288 or about 30%.  The decrease stems from certain capital assets being fully depreciated during the past three months, thereby reducing this expense.

Loss from Operations

Loss from operations were $402,381 for the three months ended March 31, 2008 as compared to a loss of $454,949 incurred for the same period a year ago, a decrease of  $52,568 or about 11%.

 Interest Expense

Net interest expense for the three months ended March 31, 2008 was $3,680 as compared to net interest expense of $30,000 incurred during the same period a year ago.  The decrease in interest expense resulted primarily from the repayment of $1,169,793 in promissory notes during September 2007, and repayment of all remaining outstanding promissory notes in the amount of $167,804, prior to December 31, 2007. Additional promissory notes of about $153,000 were issued in the three months ended March 31, 2008. The Company continues to borrow funds via promissory notes until additional equity funding can be sourced.

Minority Interest

We reflected a minority interest credit of $8,463 for the three months ended March 31, 2008 as compared to a credit of $14,281 for the same period a year ago, a decrease of $5,818 or about 41%. Minority interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH.  The minority interest resulted from the investment in our subsidiary - AlphaRx International Holdings Ltd., by New Super Ltd. during June 2006. The president of New Super Ltd. is also a director of AIH.

 Gain from operations of Discontinued Component

We continued to sell small amounts of Flexogan and generated sales of $343 during the three months ended March 31, 2008 as compared to $1,028 in sales for the same period a year ago. Sales have ceased entirely as at the present time.

Net Loss

As a result of the above revenues and expenses, we incurred a net loss of $397,255 for the three months ended March 31, 2008 as compared to a net loss of $ 469,640 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries and our foreign currency monetary assets and liabilities into U.S. Dollars. We incurred a cumulative translation adjustment gain of $4,802 for three months ended March 31, 2008 as compared to a cumulative translation loss of $5,468 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2008 the Company had working capital deficiency of $352,119 as compared to a working capital deficiency of $559,438 as at September 30, 2007. The Company also has a shareholders’ deficiency of $281,263 as at March 31, 2008 as compared to a shareholders’ deficiency of $458,798 as at September 30, 2007.  We issued 11,167,228 shares of Common Stock during the six months ended March 31, 2008.  We used the resulting funds to repay outstanding promissory notes as at December 31, 2007 and to provide working capital until additional equity funding is sourced.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream.  We also have licensing arrangements with Proprius Pharmaceuticals Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

3.  regulatory processes; and

4.  sourcing third party licensees and distribution partners to commercialize our products in return for license fees, royalties and milestone payments.

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

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 11,267,228 shares of Common Stock during the six months ended March 31, 2008 as follows:

Number of Shares of Common Stock and Date of Issue	Method of Issue	Average Price per Share	Net Proceeds	Commissions Paid
5,000,000 (1) Nov 14,2007	Private Placement	$0.10	$475,000	$25,000
1,862,228 Dec 27, 2007	Warrant Exercise	$0.10	$186,223	N/A
3,430,000 Dec 27, 2007	Option Exercise	$0.08	$274,750	N/A
875,000 Feb 28, 2008	Warrant Exercise	$0.10	$87,500	N/A

11,167,228		$0.093	$1,023,473

NOTE (1)We issued 5,000,000 Units consisting of 5,000,000 shares of Common Stock and warrants to purchase 5,000,000 shares of Common Stock at $0.10 expiring December 31, 2009.

All of the above securities are restricted in accordance with Rule 144.

We cancelled options to purchase 7,660,000 shares of Common Stock in accordance with the Stock Option Plan terms and conditions and with the agreement of existing option holders during the six months ended March 31, 2008. An additional 460,000 options expired during the six months ended March 31, 2008 and no new options were issued during this period. There remain 14,260,000 options outstanding.

During the six months ended March 31, 2008 warrants to purchase 9,224,435 shares of Common Stock expired. We also issued 5,770,000 new warrants in conjunction with the private placement of 5,000,000 shares of Common Stock and in conjunction with the issuance of $154,000 in promissory notes during the six months ended March 31, 2008.

As a result of the above transactions there are 92,371,192 shares of Common Stock issued and outstanding, and there would be 116,686,192 shares of Common Stock issued and outstanding if all warrants and options were exercised.

We issued 300,000 shares of common stock in lieu of cash payments of $30,000 for financial consulting services during the six months ending December 31, 2006. We also issued 2,307,775 warrants in conjunction with the promissory notes issued during the six months ended March 31, 2007.  These warrants entitle the holder to purchase common stock at $0.10 per share and expire between December 31, 2008 and March 31, 2009.

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

(b)

On December 28, 2007 we announced the exercise of 3,430,000 options to purchase Common Stock and the cancellation of 7,660,000 options to purchase shares of Common Stock by certain directors, officers and employees.  Also, we announced the exercise of 1,862,228 warrants to purchase shares of Common Stock by our President and CEO - Michael Lee.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2008

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director