Form 10QSB
period 2008-06-30
ALPHARX INC
filed 2008-08-14
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 2008

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

Common Stock, $.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

The number of outstanding shares of registrant's Common Stock on August 12, 2008 was 92,371,192.

Transitional Small Business Disclosure Format. Yes ☐          No ☒

ALPHARX, INC.

FORM 10-QSB

JUNE 30, 2008

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of June 30 2008 (Unaudited) and September 30, 2007 (Audited)	3

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended June 30, 2008 and 2007	4

Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of June 30, 2008 and September 30, 2007	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months and nine months ended June 30, 2008 and 2007	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 11

Management’s Discussion and Analysis of Financial Condition and Plan of Operation	12-18

Other Information	20

ALPHARx, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2008 AND SEPTEMBER 30, 2007

(All amounts in US Dollars)

	June 30	September 30
	2008	2007
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS

Cash and Cash Equivalents	$40,135	$128,328
Accounts Receivable, net	42,190	11,804
Prepaid Expenses and Other Assets	13,361	6,582
TOTAL CURRENT ASSETS	95,686	146,714

PROPERTY, PLANT & EQUIPMENT, net	165,896	217,626

TOTAL ASSETS	261,582	364,340

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	348,606	519,519
Notes Payable (note 3)	390,486	167,804
Discontinued Operations (note 4)	981	18,829
TOTAL CURRENT LIABILITIES	740,073	706,152

MINORITY INTEREST (note 5)	102,594	116,986

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding June
30, 2008- 92,371,192 (September 30, 2007 - 81,203,964) (Notes 6-8)	9,238	8,122
Additional paid-in capital	16,978,351	15,824,162
Accumulated Other Comprehensive Loss	(7,996)	(6,609)
Deficit	(17,560,678)	(16,284,473)

TOTAL SHAREHOLDERS’ DEFICIT	(581,085)	(458,798)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$261,582	$364,340

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(All amounts in US Dollars)
(UNAUDITED)

	3 months ended	3 months ended	9 months ended	9 months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Royalty revenues	46,798	35,856	81,173	73,550
Other revenues	-	-	-	1,000
Total Revenues	46,798	35,856	81,173	74,550

General and Administrative Expenses	176,523	333,565	748,191	891,498
Research and Development Expenses	137,189	115,176	542,623	582,400
Sales and Marketing Expenses	-	-	-	3,750
Depreciation	18,775	25,660	60,006	70,342
LOSS FROM OPERATIONS	(285,689)	(435,545)	(1,269,647)	(1,473,440)

OTHER EXPENSES
Interest Expense, net	(9,792)	(36,480)	(23,101)	(91,223)

LOSS BEFORE INCOME TAXES	(295,481)	(472,025)	(1,292,748)	(1,564,663)

Income Tax	-	-	-	-

LOSS BEFORE MINORITY
INTEREST	(295,481)	(472,025)	(1,292,748)	(1,564,663)
Minority Interest	1,720	8,348	14,392	38,664
LOSS BEFORE DISCONTINUED OPERATIONS	(293,761)	(463,677)	(1,278,356)	(1,525,999)
Gain from Operations of Discontinued Component (Note 4)	-	1,441	2,151	3,346

NET LOSS	(293,761)	(462,236)	(1,276,205)	(1,522,653)
Cumulative Translation Adjustment	(6,060)	(3,338)	(1,387)	(7,156)
COMPREHENSIVE LOSS	$(299,821)	$(465,574)	$(1,277,592)	$(1,529,809)

Net Loss per Share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	92,371,192	57,808,112	89,319,422	57,752,556

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JUNE 30, 2008

(All amounts in US Dollars)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficit

Balance, as of September 30, 2006 (Audited)	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of stock for consulting services	300,000	30	29,970			30,000
Warrants			131,905			131,905
Stock based compensation			15,752			15,752
Debt Conversion	23,395,852	2,340	1,167,453			1,169,793
Foreign currency translation				(1,280)		(1,280)
Net Loss 2007					(1,750,326)	(1,750,326)
Balance as of September 30, 2007 (Audited)	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)
Warrants			131,832			131,832
Warrants exercised	2,737,228	273	273,450			273,723
Stock Options exercised	3,430,000	343	274,407			274,750
Private Placement	5,000,000	500	474,500			475,000
Net Loss for the period					(1,276,205)	(1,276,205)
Foreign currency translation				(1,387)		(1,387)
Balance as of June 30, 2008 (Unaudited)	92,371,192	$9,238	$16,978,351	(7,996)	(17,560,678)	(581,085)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

 (All amounts in US Dollars)

(UNAUDITED)

	3 months June 30, 2008	3 months June 30, 2007	9 months June 30, 2008	9 months June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(293,761)	$(462,236)	$(1,276,205)	$(1,522,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,775	25,660	60,006	70,342
Warrant amortization	-	34,946	197,795	286,903
Stock based compensation expense	-	-	-	15,752
Issuance of common stock for services rendered	-	-	-	30,000
Changes in assets and liabilities:
Decrease (Increase) in marketable securities	-	(6,643)	-	169,775
Decrease (Increase) in accounts receivable	(25,666)	4,368	(30,386)	2,552
Decrease (Increase) in prepaid expenses	(573)	(2,211)	(6,779)	4,846
(Decrease) Increase in accounts payable and accrued liabilities	56,137	51,832	(170,913)	14,657
Accrued interest on notes payable	7,269	46,106	3,059	87,971
Increase in deferred revenue	-	-	-	75,000
Minority interest	(1,720)	(8,348)	(14,392)	(38,664)
Discontinued operations (Note 4)	(1,656)	1,028	(17,848)	(29,679)
NET CASH USED IN OPERATING ACTIVITIES	(241,196)	(315,498)	(1,255,663)	(833,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	(9,569)	(6,289)	(9,983)	(6,289)
NET CASH USED IN INVESTING ACTIVITIES	(9,569)	(6,289)	(9,983)	(6,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	-	-	1,023,473	-
Issuance (repayment) of Notes Payable, net	228,585	84,181	160,879	394,521

NET CASH PROVIDED BY FINANCING ACTIVITIES	228,585	84,181	1,184,352	394,521

Effect of exchange rate changes on cash and cash equivalents	(5,987)	(21,253)	(6,899)	(16,704)
NET DECREASE IN CASH	(28,167)	(258,859)	(88,193)	(461,670)

CASH, and cash equivalents, beginning of period	68,302	784,942	128,328	987,753

CASH, and cash equivalents, end of period	$ 40,135	$ 526,083	$ 40,135	$ 526,083

Taxes Paid	-	-	-	-
Interest Paid	1,586	-	23,419	17,115

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE 3. NOTES PAYABLE

The Company issued $382,107 in promissory notes net of repayments and before a discount of  $83,596 during the nine months ended June 30, 2008. (During the nine months ended June 30, 2007 the Company issued $394,521 in promissory notes, before a discount of $104,823). These notes bear interest at 8% -12% per annum and are repayable on or before the first anniversary date of issuance. Prepayment of these notes is permitted without penalty. In conjunction with certain promissory notes, the Company issued warrants (See also Note 8 – Warrants). This in turn required a discount to be established in the amount of $83,596. This discount was expensed during the nine months ended June 30, 2008 in conjunction with the repayment of all promissory notes for which a discount was established.

See also note 9 – Related Party Transactions.

NOTE 4. DISCONTINUED OPERATIONS

The Company terminated direct sales and marketing program for Flexogan during the year ended September 30, 2006. Substantially more funding for sales and marketing would be required than was available in order to grow sales.  Accordingly direct sales and marketing activity ceased. The statements of income and loss and balance sheet items related to the discontinued operations are as follows:

Income statements	3 months June 30, 2008	3 months June 30, 2007	9 months June 30, 2008	9 months June 30, 2007
Sales	$ -	$ 1,441	$ 2,151	$ 3,346

Gain from discontinued operations	$ -	$ 1,441	$ 2,151	$ 3,346

Balance Sheets	June 30	September 30
	2008	2007

Total Current Liabilities	$ 981	$ 18,829

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of Common Stock.  As of June 30, 2008, there are 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.  (June 30, 2007 – 57,808,112)

During the nine months ended June 30, 2008 the Company issued 11,167,228 shares of Common Stock:

On November 14, 2007 the Company issued 5,000,000 units, each unit consisting of one share of Common Stock and a warrant to purchase a share of Common Stock. The Warrants expire December 31, 2009 and are exercisable at $0.10 per share;

On December 27, 2007 officers, directors and consultants exercised options to purchase 3,430,000 shares of Common Stock at an average exercise price of $0.08 per share;

Also on December 27, 2007 Michael Lee (CEO) exercised warrants to purchase 1,862,228 shares of Common Stock at an exercise price of $0.10 per share;

On February 28, 2008 warrants to purchase 875,000 shares of Common Stock were exercised at a price of $0.10 per share.  All of the above mentioned shares are subject to regulatory restrictions as to resale.

There were 300,000 shares issued of restricted Common Stock during the nine months ended June 30, 2007 in exchange for financial consulting services rendered in the amount of $30,000.

NOTE 7. STOCK OPTION PLANS

The Company has a Stock Option Plan (the “Plan”) under which officers, key employees, certain independent contractors, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock.  A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006.  Under this Plan up to 2,000,000 options may be granted and 90,000 have been granted up to June 30, 2008.

Outstanding stock options granted under the old Plans will remain in effect until the expiration date specified in those options.  Options currently expire no later than June 30, 2012 and generally vest within one year of grant date. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

During the nine months ended June 30, 2008 the Company cancelled the 2001 Plan and the 2003 Plan after the exercise of 700,000 options.  The Company cancelled options to purchase 7,660,000 shares of Common Stock under the Option Plans with the agreement of the option holders or in accordance with the Plans’ terms and conditions. The expiry period of options under the 2004 and 2006 Plans was accelerated, with the agreement of the option holders, such that all options expire in less than five years.

Additional information with respect to the various Plans’ stock option activity is as follows:

Options outstanding September 30, 2007:	25,810,000
Options exercised during the three months ended December 31, 2007:	(3,430,000)
Options cancelled during the three months ended December 31, 2007:	(7,660,000)
Options expired during the nine months ended June 30, 2008:	(460,000)

Options remaining June 30, 2008:	14,260,000

Option Plan	Number Granted (exercised/ cancelled)	Issue Date dd/mm/yyyy	Exercise Price $	Share Price on Date of Grant $	Expiry Date dd/mm/yyyy	Remaining Contractual Life (Years)

2000 Plan	1,150,000	30/06/2000	0.10	0.10	-	-
Exercised	(700,000)		0.10	-	-	-
Cancelled	(450,000)
Remaining	0	Plan Terminated				N/A
2003 Plan	480,000	10/02/2003	0.63 – 0.69	0.63	-	-
	20,000	05/05/2003	0.55	0.51	-	-
	70,000	10/05/2003	0.50	0.50	-	-
Cancelled	(570,000)
Remaining	0	Plan Terminated				N/A
2004 Plan	12,720,000	15/11/2004	0.15	0.11	30/06/2012	4.00
Cancelled	(6,000,000)
	500,000	15/11/2004	0.40 – 0.50	0.11	10/02/2008	-
Cancelled	(40,000)
Expired	(460,000)
	7,000,000	10/1/2005	0.16	0.14	30/06/2012	4.00
	390,000	08/02/2005	0.15	0.14	30/06/2012	4.00
Cancelled	(40,000)
	100,000	25/05/2005	0.13	0.13	25/05/2010	1.90
	3,290,000	17/10/2005	0.075	0.08	-	-
Exercised	(2,730,000)		0.075	-	-	-
Cancelled	(560,000)
Remaining for 2004 Plan	14,170,000
2006 Plan	90,000	03/01/2007	0.10	0.10	03/01/2012	3.50

Total	14,260,000

Weighted Average Exercise Price			$0.155			3.98

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005.  The Company did not record any stock based compensation expense during the nine months ended June 30, 2008 ($15,752 in stock based compensation expense during the nine months ended June 30, 2007). The Black-Scholes option pricing model was used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date. The weighted average exercise price was calculated by multiplying the options by their exercise price and dividing the total obtained by the total outstanding options.

NOTE 8. WARRANTS

The Company has the following warrants outstanding to purchase common stock at June 30, 2008:

Number Granted and Exercisable	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance

115,000	9/30/2006	0.10	0.10	9/30/2008	0.50	Issuance of Promissory Notes
1,050,000	12/31/2006	0.10	0.09	12/31/2008	0.75	Issuance of Promissory Notes
625,000	3/31/2007	0.10	0.10	3/31/2009	1.00	Issuance of Promissory Notes
585,000	9/30/2007	0.10	0.08	9/30/2009	1.50	Issuance of Promissory Notes
5,000,000	12/31/2007	0.10		12/31/2009	1.75	Private Placement

7,375,000

Weighted Average		0.10			1.53

During the nine months ended June 30, 2008 warrants to purchase 9,224,435 shares of Common Stock expired, and warrants to purchase 2,737,228 shares of Common Stock were exercised at an exercise price of $0.10 per share. The expiry date of warrants to purchase 775,000 shares of Common Stock was extended by one month from February 13, 2008 to March 13, 2008 to allow for exercising of these warrants.  As a result the Company incurred $48,326 in warrant amortization expense during the nine months ended June 30, 2008.

During the nine months ended June 30, 2008 the Company issued warrants to purchase 5,000,000 shares of Common Stock in conjunction with the private placement of 5,000,000 shares of Common Stock.  These warrants are exercisable at $0.10 and expire December 31, 2009.  The Company also issued warrants to purchase 770,000 shares of Common Stock at an exercise price of $0.10 in conjunction with the issuance of promissory notes. Pursuant to an application to the Toronto Venture Exchange these warrants have been cancelled during the three months ended June 30, 2008.

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. There were 61,920,467 warrants issued and outstanding as at June 30, 2007.

Warrant amortization for the nine months ended June 30, 2008 was calculated using the Black-Scholes pricing model and the following assumptions: expected volatility of 127%, risk free rate of return of 4%, expected life of 4 weeks, and a nil dividend rate. For the nine months ended June 30, 2007 warrant amortization was also calculated using the Black-Scholes pricing model for two warrant issuances assuming volatility of 88% and 97%, risk free rate of return of 4.66% for both issuances, expected life of 2 years for both issuances, and a nil dividend rate for both issuances.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $56,000 during the nine months ended June 30, 2008 ($34,500 during the six months ended March 31, 2007).  These loans attract interest at 12% per annum and are unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company) and ex-managing director of AlphaRx Life Sciences Ltd. an 85% owned subsidiary of the Company, received a commission of $25,000 in conjunction with the sourcing of funds related to the $500,000 issuance of Common Stock during the nine months ended June 30, 2008. The net proceeds to the Company were $475,000.

Effective May 1, 2008 Ms. Ruby Hui, the 15% minority shareholder of AIH Ltd. replaced Edward Lee as the managing director AlphaRx Life Sciences (“ALS”). ALS is a 100% owned subsidiary of AIH.  Ms. Hui is also the beneficial owner of 5,255,000 shares of Common Stock of the Company or approximately 5.7% of the issued and outstanding shares of Common Stock.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to June 30, 2008 the Company received conditional approval for listing its shares of Common Stock on the Toronto Venture Exchange.  Conditions include obtaining funding of $1,845,000 in the form of a private placement, lodging all insider shares into an escrow account in accordance with regulations, and other administrative conditions in order to be in adherence with Toronto Venture Exchange regulations and procedures.

The Company anticipates being able to meet these conditions prior to September 30, 2008. No assurance can be given however, that all of these conditions will be met.

NOTE 11: RECLASSIFICATIONS

Certain amounts in prior year’s financial statements have been reclassified to conform to current year’s presentation.

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

General

AlphaRx is a drug delivery company specializing in the development of innovative human therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical, inhalable or parenteral) to meet the requirements of specific drug molecules. We are no longer pursuing direct marketing and sales of our market ready products, nor do we intend to pursue direct marketing and commercialization of any newly developed products.  The absence of marketing expertise, and significant ongoing funding required to introduce and promote a product successfully into the market are the principal factors limiting our ability to directly market our proprietary products. We are and will continue to seek out established collaborative partners, distributors and licensees to commercialize and market our products in exchange for license fees, milestone payments and royalties.

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

Recent Developments

Our most promising drug candidate is Zysolin  that uses an inhalable version of the drug Tobramycin (an antibiotic used to treat Gram-negative bacteria) to treat Gram-negative pneumonia.  We have completed animal testing on Zysolin and are in the process of preparing protocols for Phase I/II human trials. We have completed safety and efficacy testing on Streptomycin (a drug used to treat tuberculosis) and are seeking collaborative partner(s) to initiate human trials on this product candidate.  We continue to test formulations and conduct research on Vansolin (MRSA- pneumonia) and Streptomycin (tuberculosis). The delivery route for all of the above product candidates is Intravenous (I.V.) or Intratracheal (I.T.). Our objectives for the remainder of this fiscal year and fiscal year 2009 include:

•

Complete pre-clinical studies of Zysolin  and prepare protocol for Phase I/II human trials;

•

Initiate Phase I human trials for  Zysolin.

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

We are in the process of applying to have the Company listed on the Toronto Stock Exchange –Venture market (“TSX-V”).  In that regard we cancelled 7.66 million options with the agreement of the option holders during the nine months ended June 30, 2008 in order to comply with the TSX-V regulations regarding maximum number of options.  We also cancelled 770,000 warrants during May 2008 pursuant to our application. We are  in the process of raising additional funding for the Company – a precondition to being listed on the TSX-V. We expect to complete the listing process prior to the end of our fiscal year - September 30, 2008.

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in China and is responsible for the commercialization of Indaflex in China.

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

Overview of Results of Operations

The following tables summarize the results of operations for the nine months ended June 30, 2008 and the quarterly results of operations for the past two years:

Nine Months Ended June 30	2008 $	2007 $
Net Sales	81,173	74,550
Net Loss	(1,276,205)	(1,522,653)
Net Loss Per Share	(0.01)	(0.03)

Three Months Ended	June 30 2008 $	Mar 31 2008 $	Dec 31 2007 $	Sep 30 2007 $	Jun 30 2007 $	Mar 31 2007 $	Dec 31 2006 $	Sep 30 2006 $
Net Sales	46,798	17,243	17,132	95,891	35,856	27,365	11,329	8,389
Net Loss	(293,761)	(397,255)	(585,189)	(227,583)	(462,236)	(469,640)	(590,777)	(575,257)
Net Loss per Share(1)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis may not equal net Loss per share for the six-month periods due to rounding.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2008, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

The Company incurred a net loss before discontinued operations of $1,278,356 for the nine month period ended June 30, 2008 as compared to $1,525,999 incurred for the same period a year ago, a decrease of $247,643 or about 16%.

Revenues

Revenues represent royalties earned from Andromaco from the sales in Indaflex in Mexico.  Royalty revenues for the nine month period ended June 30, 2008 were $81,173 as compared to $73,550 generated for the same period a year ago, an increase of  $7,623 or about 11%.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit investor relations and tax matters.  General and Administrative expenses for the nine month period ended June 30, 2008 were $748,191 as compared to $891,498 incurred for the same period a year ago, a decrease of $143,307 or approximately 16%.

We spent $142,653 in investor relations, legal fees and professional fees, (this amount being net of $140,265 in recoveries) for the nine-month period ended June 30, 2008 as compared to $96,559 incurred for investor relations and legal fees during the same period a year ago, an increase of  $46,094 or about 48%. Our expenses related to the application for Toronto Venture Exchange listing were the primary cause of this increase.

We reduced general and administrative payroll and consulting expenses to $191,632 for the nine months ended June 30, 2008 as compared to $260,798 a decrease of $69,166 or about 26%, primarily as a result of salary reductions and reduced consulting efforts. Head count has remained the same at 4 full time equivalents in this category during the nine months ended June 30, 2008 as compared to the same period a year ago.

Warrant amortization and stock based compensation expense totalled $197,795 for the nine months ended June 30, 2008 as compared to $302,655 incurred in the same period a year ago, a decrease of $104,860 or about 35%. There remain no further expenses to be amortized in this category at the present time.

We realized foreign exchange gains of $822 for the nine months ended June 30, 2008 as compared to foreign exchange losses of $69,923 for the same period a year ago, and improvement of $70,745. We incurred travel expenses of $56,967 for the nine months ended June 30, 2008 as compared to $27,579 an increase of $29,388 or about 106%.  Increased travel to China in order to seek out potential business opportunities was the primary reason for the increased travel expenses.  Discontinued operations yielded a recovery of $17,240 of expenses in during the nine months ended June 30, 2007 with no comparable expense recovery in the current nine month period.  This recovery served to reduce administrative expenses for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2008.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities in Canada and People’s Republic of China.

Research and development expenses for the nine months ended June 30, 2008 were $542,623 as compared to $582,400 incurred for the same period a year ago, a decrease of $39,777 or about 7%. Research and development is focusing primarily on less costly animal testing and fundamental product formulations until a promising product candidate is determined. At present we have isolated Zysolin as our most promising new product candidate.  This drug is inhaled directly into the lungs to combat gram-negative pneumonia.

Sales and Marketing

We did not incur any sales and marketing expenses for the nine months ended June 30, 2008 as compared to $3,750 in the same period a year ago.  Our sales and marketing efforts will increase in the future as our product candidates approach Phase I and II testing.  Our future sales and marketing efforts will focus on sourcing a licensee, collaborative partner or other arrangements in order to complete clinical trials and commercialize our product candidates.

Depreciation

Depreciation totalled $60,006 for the nine months ended June 30, 2008 as compared to $70,342 incurred during the same period a year ago, a decrease of $10,336 or about 15%.  The decrease stems from certain capital assets being fully depreciated during the nine six months ended June 30, 2007, thereby reducing this expense when compared to present year.

Loss from Operations

Loss from operations were $1,269,647 for the nine months ended June 30, 2008 as compared to a loss of $1,473,440 incurred for the same period a year ago, a decrease of  $203,793 or about 14%.

Interest Expense

Net interest expense for the nine months ended June 30, 2008 was $23,101 as compared to net interest expense of $91,223 incurred during the same period a year ago.  The decrease in interest expense resulted primarily from the repayment of $1,169,793 in promissory notes during September 2007, and repayment of all remaining outstanding promissory notes in the amount of $167,804, prior to December 31, 2007. The Company continues to borrow funds via promissory notes until additional equity funding can be sourced. To this end we borrowed approximately $161,000 since December 31, 2007.

Minority Interest

We reflected a minority interest credit of $14,392 for the nine months ended June 30, 2008 as compared to a credit of $38,664 for the same period a year ago, a decrease of $24,272 or about 63%. Minority interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH.  The minority interest resulted from the investment in our subsidiary - AlphaRx International Holdings Ltd., by New Super Ltd. during June 2006. The president of New Super Ltd. is also a director of AIH and the managing director of AlphaRx Life Sciences Ltd., AIH’s 100% owned subsidiary.

Gain from operations of Discontinued Component

We continue to sell small amounts of Flexogan and generated sales of $2,151 during the nine months ended June 30, 2008 as compared to $3,346 in sales for the same period a year ago. Sales have ceased entirely as at the present time.

Net Loss

As a result of the above revenues and expenses, we incurred a net loss of $1,276,205 for the nine months ended June 30, 2008 as compared to a net loss of $1,522,653 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries and our foreign currency monetary assets and liabilities into U.S. Dollars. We incurred a cumulative translation adjustment loss of $1,387 for nine months ended June 30, 2008 as compared to a cumulative translation loss of $7,156 for the same period a year ago.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2008, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The Company incurred a loss before discontinued operations of $293,761 for the three month period ended June 30, 2008 as compared to $463,677 incurred for the same period a year ago, a decrease of $169,916 or about 37%.

Revenues

Revenues represent royalties earned from Andromaco based on sales of Indaflex in Mexico and guaranteed minimum royalties.  Total revenues for the three month period ended June 30, 2008 were $46,798 as compared to $35,856 generated for the same period a year ago, an increase of  $10,942 or about 30%. Volumes of Indaflex sales in Mexico have decreased as compared to the same period a year ago, however minimum royalty rates have increased, leading to increased revenues for the three months ended June 30, 2008 as compared to the same period a year ago.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit investor relations and tax matters.  General and Administrative expenses for the three month period ended June 30, 2008 were $176,523 as compared to $333,565 incurred for the same period a year ago, a decrease of $157,042 or approximately 47%.

We incurred $43,886 in fees and expenses for a Canadian stock exchange listing application during the three months ended June 30, 2008 with no comparable expense during the same period a year ago. We incurred no stock based compensation expense or warrant amortization during the three months ended June 30, 2008 as compared to $34,946 incurred in the same period a year ago.  We realized a foreign exchange gain of $4,221 in the three months ended June 30, 2008 as compared to a foreign exchange loss of $107,240 during the same period a year ago, leading to a reduction in administration expense of $111,461 between periods. We incurred $44,068 in administrative staff costs during the three months ended June 30, 2008 as compared to $76,298 incurred in the same period a year ago, a decrease of $32,230.  Staff count remained the same during the periods. Investor relations expenses incurred during the three months ended June 30, 2008 totalled $930 as compared to $8,360 during the same period a year ago, a decrease of $7,430.  The only investor relations activities during the three months ended June 30, 2008 related to press release costs.  Other savings in the general and administration expense category totalled about $14,800 during the three months ended June 30, 2008 when compared to the same period a year ago, with no particular significant variances in any one line item of administration expenses.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities in Canada and People’s Republic of China.

Research and development expenses for the three months ended June 30, 2008 were $137,189 as compared to $115,176 incurred for the same period a year ago, an increase of $22,013 or about 19%. Research and development efforts will increase in the future depending on the timing and availability of additional funds and the potential for commercialization of any product candidates.

Depreciation

Depreciation totalled $18,775 for the three months ended June 30, 2008 as compared to $25,660 incurred during the same period a year ago, a decrease of $6,885 or about 27%.  The decrease stems from certain capital assets being fully depreciated during the past three months, thereby reducing this expense when compared to the previous period where these assets were still being depreciated.

Loss from Operations

Loss from operations before interest and taxes was $285,689 for the three months ended June 30, 2008 as compared to a loss of $435,545 incurred for the same period a year ago, a decrease of  $149,856 or about 34%.

Interest Expense

Net interest expense for the three months ended June 30, 2008 was $9,792 as compared to net interest expense of $36,480 incurred during the same period a year ago.  The decrease in interest expense resulted primarily from the repayment of $1,169,793 in promissory notes during September 2007, and repayment of all remaining outstanding promissory notes in the amount of $167,804, prior to December 31, 2007. Additional promissory notes of about $382,000 were issued in the six months ended June 30, 2008. The Company continues to borrow funds via promissory notes until additional equity funding can be sourced.

Minority Interest

We reflected a minority interest credit of $1,720 for the three months ended June 30, 2008 as compared to a credit of $8,348 for the same period a year ago, a decrease of $6,628 or about 79%. Minority interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH.  The minority interest resulted from the investment in our subsidiary - AlphaRx International Holdings Ltd., by New Super Ltd. during June 2006. The president of New Super Ltd. is also a director of AIH and the managing director of AlphaRx Life Sciences Ltd.

Gain from operations of Discontinued Component

Sales of Flexogan ceased entirely during the three months ended June 30, 2008 as compared to $1,441 in sales for the same period a year ago. No direct sales of Flexogan are anticipated in the future.

Net Loss

As a result of the above revenues and expenses, we incurred a net loss of $293,761 for the three months ended June 30, 2008 as compared to a net loss of $462,236 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries and our foreign currency monetary assets and liabilities into U.S. Dollars. We incurred a cumulative translation adjustment loss of $6,060 for three months ended June 30, 2008 as compared to a cumulative translation loss of $3,338 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2008 the Company had a working capital deficiency of $644,387 as compared to a working capital deficiency of $559,438 as at September 30, 2007. The Company also has a shareholders’ deficiency of $581,085 as at June 30, 2008 as compared to a shareholders’ deficiency of $458,798 as at September 30, 2007.  We issued 11,167,228 shares of Common Stock during the nine months ended June 30, 2008.  We used the resulting funds to repay outstanding promissory notes as at December 31, 2007 and to provide working capital. We are presently in process of raising additional funding pursuant to an application for listing on the Toronto Stock Exchange – Venture market. (“TSX-V”). Additional equity funding of approximately $1.845 million is being sought. There is no assurance that we will be able to raise the funding necessary for listing on the TSX-V.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We issued 11,267,228 shares of Common Stock during the nine months ended June 30, 2008 as follows:

Number of Shares of Common Stock and Date of Issue	Method of Issue	Average Price per Share	Net Proceeds	Commissions Paid
5,000,000 (1) Nov 14,2007	Private Placement	$0.10	$475,000	$25,000
1,862,228 Dec 27, 2007	Warrant Exercise	$0.10	$186,223	N/A
3,430,000 Dec 27, 2007	Option Exercise	$0.08	$274,750	N/A
875,000 Feb 28, 2008	Warrant Exercise	$0.10	$87,500	N/A

11,167,228		$0.093	$1,023,473

NOTE (1) We issued 5,000,000 Units consisting of 5,000,000 shares of Common Stock and warrants to purchase 5,000,000 shares of Common Stock at $0.10 expiring December 31, 2009.

All of the above securities are restricted in accordance with Rule 144.

We cancelled options to purchase 7,660,000 shares of Common Stock in accordance with the Stock Option Plan terms and conditions and with the agreement of existing option holders during the nine months ended June 30, 2008. An additional 460,000 options expired during the nine months ended June 30, 2008 and no new options were issued during this period. There remain 14,260,000 options outstanding.

During the nine months ended June 30, 2008 warrants to purchase 9,224,435 shares of Common Stock expired. We also issued 5,770,000 new warrants in conjunction with the private placement of 5,000,000 shares of Common Stock and in conjunction with the issuance of $154,000 in promissory notes during the nine months ended June 30, 2008. Of these warrants 770,000 were subsequently cancelled in May, 2008.

As a result of the above transactions there are 92,371,192 shares of Common Stock issued and outstanding, and there would be 118,316,192 shares of Common Stock issued and outstanding if all warrants and options were exercised (including 4,310,000 options which are not yet assigned but which may be assigned in accordance with the 2006 Option Plan).

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

(ii)

REPORTS ON FORM 8-K

(a)

On November 14, 2007 we announced the private placement with a foreign and accredited investor, of 5,000,000 units for gross consideration of $500,000.  Each unit consists of one share of Common Stock and a warrant to purchase a share of Common Stock for $0.10 expiring December 31, 2009.  The shares of Common Stock are restricted as to resale conditions in accordance with regulations. Any shares resulting from the exercise of warrants will also be restricted as to resale from the date of exercise, in accordance with regulations. The Form 8-K related to this announcement was filed November 29, 2007.

(b)

On December 28, 2007 we announced the exercise of 3,430,000 options to purchase Common Stock and the cancellation of 7,660,000 options to purchase shares of Common Stock by certain directors, officers and employees.  Also, we announced the exercise of 1,862,228 warrants to purchase shares of Common Stock by our President and CEO - Michael Lee.  The Form 8-K related to this announcement was filed on December 31, 2007.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2008

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director