Form 10-K
period 2008-09-30
ALPHARX INC
filed 2008-12-23
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

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

YES ☒

NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Issuer's revenues for its most recent fiscal year ended September 30, 2008 were $ 97,499.

The aggregate market value of the issuer's Common Stock (the only class of voting stock), held by non-affiliates was approximately $3,694,847 based on the average closing bid and ask price for the Common Stock on December 17, 2008.

As of December 19, 2008 there were 92,371,192 shares outstanding of the issuer's Common Stock.

AlphaRx, Inc.

FORM 10-K

For the Year Ended September 30, 2008

PART I

Item 1. Description of Business

COMPANY BACKGROUND

In this annual report on Form 10-K, the "Company," "AlphaRx," "we," "us," and "our," refer collectively to AlphaRx, Inc., AlphaRx Canada Limited, our wholly-owned subsidiary, 85% of AlphaRx International Holdings Limited and 85% of Alpha Life Sciences Limited.

AlphaRx, Inc., formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx, Inc. on January 28, 2000 and our Common Stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000 AlphaRx, Inc. Common Stock ceased trading on the Pink Sheets and began trading on the Over The Counter Bulletin Board (“OTCBB”) under the same symbol. Subsequent to March 19, 2002 AlphaRx, Inc.'s symbol was changed to “ALRX” after a consolidation of its Common Stock on a 1 new for 5 old basis. All references to AlphaRx, Inc. Common Stock have been retroactively restated.

Effective June 22, 2006 New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of Common Stock of AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company. New Super Limited owns 15% of AIH.

Effective June 30 2006, AlphaRx International Holdings Limited. (“AIH”) acquired 100% of Alpha Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company's products in the Asian market and continues to seek out partners and collaborative arrangements for the Company.

COMPANY OVERVIEW

We are a pharmaceutical company, engaged in the research and development of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products to improve their effectiveness.

Our primary strategy is to seek alliances with pharmaceutical companies which will assist us in completing the reformulation and development of the drug candidates and which will initiate clinical trials and commercialize the drug candidates.

We have one product that has completed a Phase II Proof of Concept clinical trial and has been licensed by one of our partners for completion of late stage clinical trials and commercialization, and several product candidates in different stages of preclinical development.

With only limited financial resources available to us, and with significant competition in the over the counter arthritis and muscle pain relief category, we have decided not to continue pursuing direct sales and marketing of one of our first products - Flexogan.  We will focus our resources on research and development of products and in attempting to establish local and international licensing and distribution arrangements and joint ventures for our new product candidates and our existing over the counter products.

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

Our most promising drug candidate is Zysolin, an inhaled Tobramycin nanoparticles intended for the adjunctive treatment of Pseudomonas aeruginosa pneumonia in intubated and mechanically-ventilated patients (VAP). We continue to test formulations and conduct research on Vansolin for MRSA- pneumonia.. The delivery route for the above product candidates is Intravenous (I.V.) or Intratracheal (I.T.). Our objectives for the remainder of this fiscal year and fiscal year 2009 include:

•

Complete pre-clinical studies of Zysolin and prepare protocol for Phase I/II human trials;

•

Initiate Phase I human trials for Zysolin.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited, a privately held early stage biopharmaceutical company. Under the agreement we will utilize our nano drug delivery platforms to formulate two injectible drugs targeting underserved medical conditions.  Gaia will have 12 months to evaluate the formulated products and exercise its option right for a pre-negotiated license agreement.  Development and sales milestone payments could reach $32 million in addition to royalties based on net product sales that utilize our drug delivery technology. There is no assurance that Gaia will proceed with commercialization of the product candidates.

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

We established AlphaRx International Holdings Limited (“AIH”) in 2005 in order to pursue sales and other commercial activities in the Asia Pacific region with experienced and established partners. To date we have been limited in our scope due to our limited financial resources. Product approval and registration for Indaflex and Flexogan continues in the Asia Pacific region.

In August 2003, we licensed Indaflex, our lead pharmaceutical product under development, to Industria Farmaceutica Andromaco, S.A. de C.V. (“Andromaco”) for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco has the exclusive and non-transferable manufacturing rights and distribution rights in Mexico for Indaflex and we receive 15% royalties based on the gross revenue from product sales. Furthermore, Andromaco is responsible for funding and completing any clinical and regulatory activities in support of Indaflex registration in Mexico. The Agreement has an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In June 2005, Andromaco launched Indaflex into the Mexican market.

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

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, “BCD”) drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes two different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System), (ii) SECRET (Self Emulsifying Controlled Release Tablet System) and (iii) SLN (Solid Lipid Nanoparticles) delivery system and HLN (Hybrid Lipid-polymer Nanoparticles)

The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.  We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology.

PRODUCTS AND PRODUCT PIPLELINE

The table below is a list of our products and candidates in the product pipeline as well as their current stage of development. Although we believe our development strategy of reformulating FDA approved drugs may have less development risks as compared to new chemical entities development, there can be no guarantee that any product candidates can be successfully developed and as such, we constantly evaluate and prioritize our development programs. As a result, new product candidates are constantly added and lower priority development programs may be discontinued or delayed. We believe this product development optimization process is essential for the development of a broad portfolio of short to long-term drug candidates, which will position the company for stable and sustainable growth.

Product	Initial Indication	Stage of Development
Indaflex™*	Osteoarthritis	Phase 2
Vansolin™	Pneumonia (MRSA)	Animal (POC)**
Zysolin™	Pneumonia (Gram neg.)	IND Preparation
Cipro NDS	Biodefense	Animal (POC)
Doxy NDS	Biodefense	Animal (POC)
Zysolin™	Biodefense	Animal (POC)
Teposolin	Cancers	Formulation
ARX-606T	Wound Healing	Animal (POC)
GAI-122	Undisclosed	Animal (POC)
GAI-122	Undisclosed	Animal (POC)

*

Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries.

**

Animal Proof of concept (POC) activities include basic in vitro and in vivo research attempting to adopt our Nano Delivery System (NDS) to the respective drug while maintaining or improving efficacy and effectiveness of the active ingredients.  We anticipate that clinical trials, if they take place at all, will initially be conducted in Canada, at test sites, which are pre-approved by both Health Canada and FDA.

Indaflex is our only prescription drug at the clinical trial stage.  We completed a Phase I human trial for Indaflex in Canada during March 2005.

Together with our licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six-week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Because we did not meet the primary endpoints, under the terms of the Licensing Agreement with Proprius we did not receive any milestone payments for this trial. Proprius retained the rights to clinical development and commercialization of Indaflex in April 2006 in exchange for an initial license fee and future milestone and royalty payments. Future milestone and royalty payments are based on successful completion of trials and commercialization of Indaflex. Proprius is solely responsible for the global commercialization (with the exception of Asia and Mexico) of Indaflex. Proprius was acquired by Cypress Bioscience Inc. during March 2008.

Indaflex is a topical NSAID formulation intended to be used in the treatment of arthritis. Indaflex's active ingredient, Indomethacin, has a long-standing and proven clinical treatment record. With our enhanced proprietary drug delivery system, we believe its clinical effectiveness to be significantly enhanced. Topical Indaflex delivery is intended to circumvent the significant gastro intestinal side effects found with orally ingested NSAID's.

Vansolin is encapsulating Vancomycin, a broad spectrum antibiotic, in the Company's nanoparticulate drug delivery platform for intracellular delivery. This early stage drug candidate is currently going through in-vitro and in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Zysolin. an inhaled Tobramycin nanoparticles intended for the adjunctive treatment of Pseudomonas aeruginosa pneumonia in intubated and mechanically-ventilated patients (VAP). Injectible Tobramycin is the drug of choice used in the initial empirical therapy for VAP and is also well known for its nephrotoxicity. Zysolin™ is intended to replace injectible Tobramycin in VAP therapy. AlphaRx believes Zysolin™ will have an attractive safety, tolerability and efficacy profile in comparison to injectible Tobramycin.This early stage preclinical drug candidate is currently going through in-vivo studies including biodistribution study, evaluation of the efficacy in murine infection models and toxicological studies.

Cipro NDS is a polymeric nanoparticulate formulation of Cirpofloxacin. Ciprofloxacin is a broad-spectrum antibiotic recommended as indicated therapy for the treatment of hospital-acquired pneumonia and ventilator-associated pneumonia. Cipro NDS is intended for the treatment of critically ill pneumonia patients caused by gram-negative bacteria such as Pseudomonas aeruginosa and Klebsiella pneumoniae. In the biodefense arena, Cipro NDS is intended for the treatment of pneumonia caused by Anthrax and Francisella tularensis

Doxy NDS is a polymeric nanoparticlulate formulation of Doxycycline.  Doxycycline is highly effective against all of the common pathogens that cause upper respiratory tract infections. It is especially useful in treating community-acquired pneumonias, both cases caused by typical bacterial pathogens and cases caused by atypical pathogens. Doxycycline is not only uniformly active against S pneumoniae, but also is highly active against penicillin-resistant pneumococci. Therefore, doxycycline monotherapy may be used with confidence for bacterial community-acquired pneumonias. Doxycycline is also highly effective against a wide variety of zoonotic infections such as anthrax and plague. Doxy NDS is intended for the treatment of critically-ill pneumonia patients caused by both gram negative/positive bacteria.

In the biodefense arena, Doxy NDS is intended for the treatment of pneumonia caused by Francisella tularensis, Anthrax and Plague.

Teposolin, is camptothecin compound in nanoparticles. Its' initial indication will be ovarian cancer; other indications will include lung and colon cancer. This product is in the formulation stage.

ARX606T  is a topical nanoparticlulated formulation of antibiotic and growth factor intended for wound healings. ARX606T is in animal proof of concept stage.

BIOADHESIVE COLLOIDAL DISPERSION (BCD) SYSTEMS

Our proprietary BCD oral and transdermal drug delivery technologies permit formulations of drug-containing polymeric units that allow controlled delivery of an incorporated hydrophobic drug (this process is referred to as our “BCD Systems”).  Although our formulations are proprietary, the polymers utilized in our BCD Systems are commonly used in the food and drug industries.   By using different formulations of the polymers, we believe our BCD Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

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

Competition in the areas of pharmaceutical products and drug delivery systems is intense and this is expected to continue in the future.  Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile.  Our principal competitors in the business of developing and applying drug delivery systems have substantially greater financial, technological, marketing, personnel and research and development resources than we do.  In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies.  Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms.  New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products that utilize the BCD Systems.  There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete.  In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

It is our policy to file patent applications in the United States and certain foreign jurisdictions for any drug formulations and any drug delivery methodologies that we consider commercially viable.   We have four United States patent pending applications as follows: “Colloidal solid lipid vehicle for pharmaceutical application” and “Hybrid Lipid-Polymer Nanoparticulate Delivery Composition” for the use of Rifamsolin, Zysolin, Vansolin & Ocusolin to treat Tuberculosis and other infectious diseases, “Topical composition for acne treatment” and “Stabilization of benzoyl peroxide in solution” for the use of NuProm to treat acne. We have also applied for patents in Mexico, Japan and China under the title “Vehicle for topical delivery of anti-inflammatory compounds” for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs which are still pending.

We currently have three issued United States patents as follows: “Toothpaste comprising bioadhesive submicron emulsion for improved delivery of antibacterial and anticaries agents” for the use of certain oral care products that have never been developed. This patent was issued on September 12, 2000 and will expire on June 17, 2019. “Vehicle for topical delivery of anti-inflammatory compounds” for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs. This patent was issued on November 21, 2006 and will expire on September 29, 2021. “Stabilization of benzoyl peroxide in solution”. This patent was issued on December 26, 2006 and will expire on December 21, 2021.

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

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors.  Although potential collaborative partners, research partners and consultants are not given access to our proprietary trade secrets and know-how until they have executed confidentiality agreements, these agreements may be breached by the other party or may otherwise be of limited effectiveness or enforceability.

Trademarks

We have registered the following trademarks in Canada: “BCD”, “Flexogan”, “Indaflex”,”AlphaRx”, “PhytoScience”, “NuProm”, and “LipoLette”. We have registered the following trademarks in the United States: “Flexogan”, “Indaflex”, “LipoBloc”, “NuProm”, “Oralife”. We have also registered “Flexogan” in the Peoples' Republic of China. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

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

Applicable good manufacturing practices (“GMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the BCD Systems. We will depend on the manufacturers of products using the BCD Systems to comply with current good manufacturing practices (“cGMP”) and applicable foreign standards. Any failure by a manufacturer of products using the BCD Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on us.

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

In Canada and the United States, the manufacture and sale of pharmaceutical products is rigorously controlled by the Canadian Health Products and Food Branch (“HPFB”) and the United States Food and Drug Administration (“FDA”), respectively. The laws of both countries require appropriate manufacturing facilities and carefully controlled research, manufacturing and testing of products. Pharmaceutical companies must establish control over manufacturing and testing of their products, through the use of good manufacturing practices (“GMP”) before being allowed to market their products. The safety and efficacy of a new product must be demonstrated through clinical trials of the drug carried out under procedures acceptable to the HPFB and FDA.

In Canada, new in vivo products must pass through a number of testing stages including pre-clinical testing and clinical trial testing. Pre-clinical testing usually involves evaluating the product's pharmacokinetics, pharmacology and toxicology in animals. Successful results (that is, potentially valuable pharmacological activity combined with an acceptable level of toxicity) can lead to Investigational New Drug (“IND”) status. This enables the manufacturer of the new product to begin clinical trials on humans.

In order to achieve IND status in Canada, a clinical trial application (“CTA”) must be filed with the HPFB. The submission must contain specified information including the results of the preclinical tests completed at the time of the submission together with any available data on testing in humans. In addition, since the method of manufacture may affect the efficacy and safety of a product, information on manufacturing methods and standards and the stability of the substance and dosage form must be presented to enable the HPFB to evaluate whether the product that may eventually be sold to the public has been shown to be comparable to that determined to be effective and safe in the clinical trials. Production methods and quality control procedures must be in place to ensure that a product meets its specifications for identity and purity and other parameters for assessing product quality. The submission must also provide details on the testing that is to be performed, including who will be performing the testing and where it will be performed.

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

If the clinical studies are successful, the manufacturer submits a New Drug Submission (“NDS”) (referred to in the United States as a New Drug Application or “NDA” or Biologics Licence Application or “BLA”) to the HPFB for marketing approval. The NDS contains all information pertaining to the proposed claims about the product's performance including the results of the pre-clinical and clinical studies. Information about a substance contained in an NDS includes its proper name, its chemical name, details on its method of manufacturing and purification and its biological, pharmacological and toxicological properties. The NDS also gives information about the dosage form of the product including the quantitative listing of all ingredients used in the formulation, its method of manufacture, packaging and labelling, the results of stability tests, its diagnostic or therapeutic claims and side effects as well as details of the clinical studies to support the safety and efficacy of the product. All aspects of the NDS are critically reviewed by the HPFB. Where an NDS is found satisfactory and the manufacturing establishment(s) is found satisfactory a Notice of Compliance is issued permitting the substance to be sold.

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

Furthermore, even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally.  Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing.  In certain instances our collaborative partners or we may seek approval to market and sell certain of our products outside of the U.S. before submitting an application for U.S. approval to the FDA.  The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries.  The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval.  Although there is now a centralized EU approval mechanism in place, each EU country may nonetheless impose our own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process.  Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

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

RESEARCH AND DEVELOPMENT

We conduct our research and development activities in house and through collaborative arrangements with universities, contract research organizations and independent consultants.  We are also dependent upon third parties to conduct clinical studies, and to obtain FDA, Health Canada and other regulatory approvals. We conduct all of our fundamental research and development activities in Canada. We conduct animal testing, and other specialized research and development activities in various countries via third parties depending primarily on the most competitive pricing we can obtain.   Until recently all of our research and development activities took place at our main offices in Canada.  We have commenced research and development of our oncology initiatives in China via our 85% owned subsidiary AlphaRx International Holdings Limited.

We anticipate incurring significant development expenditures in the future as we continue our efforts to develop our present technologies and new formulations and as we begin to research other technologies and to commence or expand clinical studies of certain products.

INSURANCE

We maintained product liability insurance until September 30, 2008 in the amount of CAD $1,000,000.  As we no longer directly sell, market, or manufacture any products we determined that product liability insurance is no longer necessary.  We have never had any adverse legal or other consequences from either Flexogan sales, nor from our Phase 1 and II clinical trials on Indaflex.  Our licensees do have product liability insurance based on their commercial activities. Should we determine to commence direct sales or production of any of our products or product candidates, product liability insurance will be obtained accordingly.  Any clinical trials require separate insurance coverage related specifically to those trials. We could still be indirectly subject to product liability claims.

We have property insurance coverage, materials in transit, kidnap and ransom, and business interruption insurance coverage. Although we deem the coverage amounts to be adequate to protect our interests, there is no assurance that the insurance coverage would be adequate to protect us against all potential liabilities. We do not carry directors and officers' liability insurance due to the prohibitive cost and limited coverage this insurance offers.

EMPLOYEES

We have six full time employees and two part time consultants on staff.   None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are good.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2008 we had an accumulated deficit of approximately $ 17,619,930. Our revenues for the years ended September 30, 2008 and September 30, 2007 were $97,499 and $170,441 respectively.  Our revenues have not been sufficient to sustain our operations. Revenues for 2008 consisted of royalty revenues from one customer and in 2007 consisted of royalty revenues and consulting revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

     •    continued scientific progress in our research programs;

     •    progress with preclinical studies and clinical trials;

     •    the magnitude and scope of our research and development programs;

     •    our ability to establish corporate partnerships and licensing arrangements;

     •    the time and costs involved in obtaining regulatory approvals;

     •    the costs involved in preparing, filing, prosecuting, maintaining,

          defending and enforcing patent claims;

     •    the potential need to develop, acquire or license new technologies and products;

     •    the continued ability to source loans from our private lenders;

     •    our efforts to sell and market our products through licensees, distributors and other partners; and

     •    other factors beyond our control.

At September 30, 2008, we had a working capital deficiency of approximately $686,919 as compared to a working capital deficiency of $559,439 as at September 30, 2007.  The independent auditors' report for the year ended September 30, 2008 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

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

We filed applications for U.S. patents relating to proprietary drug delivery technologies and formulations that we have invented in the course of our research. To date, three U.S. patents have been issued and other applications are pending. We have also made patent application filings in selected foreign countries. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

We also rely on trade secrets to protect our inventions. Our policy is to include confidentiality and non-disclosure obligations in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, parties with confidentiality obligations could breach their agreements causing us harm. If a confidentiality or non-disclosure obligation were to be breached, we may not have the financial resources necessary for a legal challenge. If licensees, consultants or other third parties use technological information independently developed by them or by others in the development of our products, disputes may arise from the use of this information and as to the ownership rights to products developed using this information. These disputes may not be resolved in our favour.

We are not aware of infringing on any third party's patents, nor are we aware of any third party infringing on any of our patents or patent applications.

Our technology, clinical trials, or products could give rise to product liability claims.

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. Even though our licensees are required to have product liability insurance we may still be subject to product liability claims.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner would harm our research and development programs and our business.

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

We have a significant number of options and warrants outstanding that could be exercised in the future. Subsequent resales of these and other shares could cause the Company's stock price to decline.  This could also make it more difficult to raise funds at acceptable levels, via future securities offerings.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 26.58% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. Any single shareholder or the management group as a whole can no longer control the Company.  Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Item 2. Description of Property

We lease approximately 2,930 square feet in Markham, Ontario, on a month-to-month basis and are presently negotiating for a long term (1-5 years) lease at the same premises. Present leasing costs are approximately $2,600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

Item 3. Legal Proceedings

There are no legal proceedings either against or in favor of the Company at the present time.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual General Meeting held November 26, 2008 our shareholders voted in favour of re-electing the board of directors, re-appointing Schwartz Levitsky Feldman LLP as our auditors and revising the stock option incentive plan for our employees, directors and advisors.  Details of the Stock Option Incentive Plan are described below.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2008)	0.11	0.06
Third Quarter	(Ended June 30, 2008)	0.15	0.05
Second Quarter	(Ended March 31, 2008)	0.26	0.11
First Quarter	(Ended December 31, 2007)	0.28	0.08
Fourth Quarter	(Ended September 30, 2007)	0.10	0.05
Third Quarter	(Ended June 30, 2007)	0.12	0.04
Second Quarter	(Ended March 31, 2007)	0.15	0.08
First Quarter	(Ended December 31, 2006)	0.10	0.07

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of December 18, 2008 there were approximately 78 record holders of our Common Stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name" or in nominee form.

DIVIDENDS

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next twelve (12) to twenty - four (24) months will be retained for working capital purposes. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders.

The future sale of presently outstanding "unregistered" and "restricted" Common Stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on the public market for our Common Stock.

STOCK OPTION PLANS

Under the 2000 Stock Option Plan we issued 1,150,000 options to purchase shares of Common Stock with an exercise price of $0.10 per share.  Of these options, 700,000 were exercised on December 27, 2007.  The remaining 450,000 options were cancelled with the agreement of the option holders immediately thereafter.

Under the 2003 Stock Option Plan we issued 570,000 options to purchase shares of Common Stock with exercise prices ranging from $0.50 - $0.69 per share.  These options were cancelled on December 28, 2007 with the agreement of the option holders.

Under the 2004 Stock Option Plan approved by our stockholders in July 2004, 24,000,000 shares of Common Stock were made available as options.  Of these options, 2,730,000 were exercised on December 27, 2007. We cancelled 6,640,000 options on December 28, 2007 with the agreement of the option holders.  Finally, 460,000 options expired on February 10, 2008.  There remain 14,170,000 options exercisable at present at an exercise price ranging from $0.15 - $0.16 per share.

Under the 2006 Option Plan approved by our stockholders in March 2006, 2,000,000 shares of Common Stock were made available as options.  On January 3, 2007 we issued options to purchase up to 90,000 shares of Common Stock to consultants of the Company. These options have an exercise price of $0.10, vest 100% on November 10, 2007 and expire on January 3, 2012.

At the Annual General Meeting of stockholders held on November 26, 2008 a majority of stockholders approved a new stock option plan  -the 2008 Stock Incentive Plan.  This plan is generally more restrictive than the preceding plans were. Major amendments to the existing plans reflected in the 2008 Stock Incentive Plan include:  (i) combining the 2004 and 2006 Plans for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

No options were granted during the fiscal year ended September 30, 2008 and no options have been granted since that time.  There are 14,260,000 options issued an outstanding none of which are “in the money” at the present time.

RECENT SALES OF UNREGISTERED SECURITIES

On November 14, 2007 we issued 5,000,000 units consisting of 5,000,000 shares of unregistered Common Stock and warrants to purchase 5,000,000 shares of unregistered Common Stock at an exercise price of $0.10.  We received gross proceeds of $500,000 before commission of 5% or $25,000. The warrants are exercisable at $0.10 per share and expire on December 31, 2009.

In the interest of increased transparency we also issued the following registered shares of Common Stock during the year ended September 30, 2008:

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

General

AlphaRx is a drug delivery company specializing in the development of innovative therapeutic products for the pharmaceutical and consumer health care market. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administrable to the human body with an acceptable delivery method. Our drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations. Our delivery systems can be adopted to administer drugs orally, topically, or parenterally in order to meet the requirements of specific drug molecules.

Please refer to the table under Product Pipeline, Item 1 for the current status of our product research and development activities.

The costs incurred for each of these initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion (“BCD”) drug delivery system to the specific drug in order to improve that drug's effectiveness; and (iii) we do not maintain a time control system to differentiate research and development activities.

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

Recent Developments

We entered into a feasibility and option agreement with Gaia Biopharma Limited, a privately held, early stage biopharmaceutical company, during October 2008.  Under the agreement we will use our proprietary nano drug delivery platforms to formulate two injectable products. Should development and commercialization of these product candidates proceed beyond the formulation stage, we could earn development and sales milestones as well as royalties based on net sales.

We entered into a co-development agreement with a US publicly traded company during October 2008 whereby we have been tasked to develop a novel drug formulation using our proprietary drug delivery technology. The company will have an exclusive option period to complete a commercialization agreement with Us within six months of completion of the formulation.  The extent and duration of consulting services for the initial phase have been finalized and work has commenced on the formulation. There is no assurance that any further consulting services or any other form of revenues will materialize with this company.

One of our most promising drug candidates is Zysolin that uses an inhalable version of the drug Tobramycin (an antibiotic used to treat Gram-negative bacteria) to treat Gram-negative pneumonia.  We have completed animal testing on Zysolin and are in the process of preparing protocols for Phase I/II human trials. We have completed safety and efficacy testing on Streptomycin (a drug used to treat tuberculosis) and are seeking collaborative partner(s) to initiate human trials on this product candidate.  We continue to test formulations and conduct research on Vansolin (MRSA- pneumonia) and Streptomycin (tuberculosis). The delivery route for all of the above product candidates is Intravenous (I.V.) or Intratracheal (I.T.). Our objectives for the remainder of this fiscal year include:

•

Complete pre-clinical studies of Zysolin and prepare protocol for Phase I/II human trials;

•

Initiate Phase I human trials for Zysolin.

During March 2008 Cypress Bioscience, Inc. (“Cypress”) completed the acquisition of our partner Proprius Pharmaceuticals Inc. (“Propius”). Proprius has development and commercialization rights for Indaflex – our topical cream for the treatment of osteoarthritis of the knee.  Additional funding is now available through Cypress in order to further Phase II and III human trials for Indaflex and continue the FDA application process.   Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances or guarantees that Proprius and or Cypress will continue with human trials of Indaflex.

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. has commenced several research initiatives in China and is responsible for the commercialization of Indaflex in China.

We suspended application to have the Company listed on the Toronto Stock Exchange – Venture Market during October 2008 due to market conditions and our stock price among other factors. Should market conditions improve in the future we may consider re-applying for this listing. There is no assurance that we will re-apply for this listing or that we will obtain the listing, once applied for.

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2008 and 2007 and the quarterly results of operations for the past two years:

Year Ended September 30	2008 $	2007 $
Net Sales	97,499	170,441
Net Loss	(1,335,457)	(1,750,236)
Net Loss Per Share	(0.01)	(0.03)

Three Months Ended	Sep 30 2008 $	June 30 2008 $	Mar 31 2008 $	Dec 31 2007 $	Sep 30 2007 $	Jun 30 2007 $	Mar 31 2007 $	Dec 31 2006 $
Net Sales	16,326	46,798	17,243	17,132	95,891	35,856	27,365	11,329
Net Loss	(59,252)	(293,761)	(397,255)	(585,189)	(227,583)	(462,236)	(469,640)	(590,777)
Net Loss per Share(1)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis may not equal net Loss per share for the six-month periods due to rounding.

RESULTS OF OPERATIONS

Year ended September 30, 2008 as compared to year ended September 30, 2007

Revenues

Revenues totalled $97,499 for the year ended September 30, 2008 as compared to $170,441 generated for the year ended September 30, 2007, a decrease of  $72,942 or about 43%.  Royalties from Andromaco based on Indaflex sales in Mexico increased to $97,499 from $81,602 generated for the same period a year ago based on increased sales of Indaflex.  Royalties from our joint venture AlphaAP Inc. ceased as our joint venture partner is no longer pursuing sales of Flexogan in the Asia region. Finally we did not generate any consulting revenues during the year ended September 30, 2008 as compared to $76,000 generated a year ago. We anticipate generating both royalty revenues and consulting revenues in the new fiscal year.

General and Administrative Expenses

General and administrative expenses were $753,118 for the year ended September 30, 2008 as compared to $1,023,684 incurred for the same period a year ago, a decrease of $270,566 or about 26%.

Warrant amortization was $197,795 for the year ended September 30, 2008 as compared to $318,718 in 2006, a decrease of $120,923 or about 38%. There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2008.  We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

General and administrative salary and consulting fees totalled $198,723 for the year ended September 30, 2008 as compared to $283,774 incurred for the same period a year ago, a decrease of $85,051 or about 30%.  The decrease stems from salary reductions and reduced consulting efforts.  Head count remains static in administration category with 3 full time and 1 part time staff.

We recovered $120,000 in previously incurred financial consulting expenses, thereby reducing general and administrative expenses by the same amount. There were no comparable recoveries in the previous year.

We incurred $117,135 in investor relations expenses for the year ended September 30, 2008 as compared to $67,078 incurred in the same period a year ago, an increase of  $50,057 or about 75%.  We also incurred $124,380 in expenses pursuant to an application to list on the Toronto Stock Exchange – Venture market, with no comparable expenses in the previous year.

We realized $15,694 in foreign exchange gains during the year ended September 30, 2008 as compared to a foreign exchange loss of $136,558 incurred during the same period a year ago, a decrease of $152,252.

Non-salary administrative expenses incurred in China totalled $53,237 for the year ended September 30, 2008 as compared to $26,980 incurred in the same period a year ago, an increase of $26,257 or about 97%. The increase was primarily a result of  $18,089 in increased travel expenses during 2008 as compared to fiscal 2007.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of new and existing products.  We are incurring research and development expenses in Canada via our wholly owned subsidiary AlphaRx Canada Ltd. and to a lesser degree in China.

We incurred $583,195 in research and development expenses during the year ended September 30, 2008 as compared to $727,046 incurred in the same period a year ago, a decrease of $143,851 or about 20%.  The decrease stems primarily from a reduction of $179,134 in research and development expenses incurred in China during fiscal 2008 as compared to fiscal 2007.

During 2008 we incurred research and development expenses related to completing animal testing with Zysolin™, as well as continued research and development with Vancomycin, Tobramycin, Gentamycin and Doxycycline.

During 2007 we incurred research and development expenses related to various initiatives including clinical animal trials with Vansolin™ and Zysolin used for serious infections such as lung inflammation and nosocomial pneumonia, Dicloflex™, an eye-drop formula used to treat ocular inflammation and pain, and ARX828, an orally-administered, potent and selective inhibitor of iNOS (Inducible Nitric Oxide Synthase).

We anticipate continued spending on research and development in the future. The degree and pace of expenditures will depend primarily on financial resources available to us.

Sales and Marketing Expenses

We did not incur any sales and marketing expenses for the year ended September 30, 2008 as compared to $3,750 incurred in the same period a year ago.  Our marketing efforts may increase in the future as our product candidates approach Phase I and Phase II testing.  Our marketing efforts will focus on sourcing a licensee, collaborative partner or other arrangements in order to complete clinical trials and commercialize our product candidates.

Depreciation Expense

Depreciation expense totalled $78,269 for the year ended September 30, 2008 as compared to $92,279 incurred for the same period a year ago, a decrease of $14,010 or about 15%.  Our capital asset purchases were $10,141 and  $6,289 for the years ended September 30, 2008 and 2007 respectively.  Fully depreciated assets no longer attracting depreciation expense more than offset the additional depreciation expense stemming from capital asset purchases.

Interest Expense

We incurred $35,857 in net interest expense during 2008 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum.  This compares to $122,600 incurred during 2007. To reduce interest expense in 2008, we converted $1,169,793 in promissory notes into shares of Common Stock of the Company during September 2007.  We also used the proceeds from a private placement completed during November 2007 to repay all outstanding debt as of December 31, 2007.  Further borrowings from January to September, 2008 resulted in the interest expense incurred. We will continue to seek funding in the form of Promissory Notes which will cause interest expense to be incurred.

Minority Interest

We issued 1,500 shares of our subsidiary's Common Stock (AlphaRx International Holdings Limited “AIH”) to New Super Limited (“NSL”) in June, 2006 in exchange for a cash infusion of $HK 10 million (about $1,288,826). There are presently 10,000 shares of Common Stock of AIH issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary's stock as a capital transaction. A minority interest credit of $15,362 for the year ended September 30, 2008 ($44,297 for the year ended September 30, 2007) has resulted in a corresponding reduction of our consolidated expenses, this amount representing NSL's portion of AIH's loss.

Loss before Discontinued Operations

The above income and expenses resulted in a loss before discontinued operations of $1,337,578 for the year ending September 30, 2008 as compared to a net loss of $1,754,621 incurred for the same period a year ago.

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

The gain from operations of discontinued component, representing sales of Flexogan, was $2,121 for the year ended September 30, 2008 as compared to $4,385 for the same period a year ago, a reduction of $2,264 or about 52%. Direct sales of Flexogan have now ceased entirely.

Net Loss

Including the loss from discontinued operations and all other expense and income items described above, we incurred a net loss of $1,335,457 for the year ended September 30, 2008 as compared to a net loss of $1,750,236 for the year ended September 30, 2007.

Cumulative Translation Adjustment

The cumulative translation adjustment stems from unrealized foreign exchange gains and losses stemming from translation of foreign currency subsidiaries into U.S. dollars.  Although the cumulative translation adjustment is reflected in the statement of operations, it is reflected after the net loss and flows into shareholders' equity directly. The cumulative translation adjustment was $95 for the year ended September 30, 2008 as compared to $1,280 for the year ended September 30, 2007.

Year ended September 30, 2007 as compared to year ended September 30, 2006

Consulting Revenue

We completed our provision of services during fiscal 2007 in conjunction with a feasibility and option agreement for three of our formulas with a pharmaceutical company, generating $76,000 in consulting revenue, with no comparable revenues generated for the same period a year ago.

License Fees and Royalties

License fees and royalties totalled $81,602 for the year ended September 30, 2007 – derived from sales of Indaflex via Farmaceutica Andromaco, S.A. de C.V. (“Andromaco”) in Mexico.  This compares to $24,774 derived for the year ended September 30, 2006.   We also generated initial milestone license payments during 2006 in the amount of $1,000,000 from Proprius Pharmaceuticals, Inc. with no comparable milestones earned in the fiscal year ended September 30, 2007. We continue to work with Proprius Pharmaceutical Inc. in determining the nature and extent of the next clinical trials to initiate in relation to Indaflex ™.

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

Minority Interest

We issued 1,500 shares of our subsidiary's Common Stock (AlphaRx International Holdings Limited “AIH”) to New Super Limited (“NSL”) in June, 2006 in exchange for a cash infusion of $HK 10 million (about $1,288,826). There are presently 10,000 shares of Common Stock of AIH issued and outstanding, of which we own 85%. In accordance with SAB No. 51, we have accounted for the issuance of our subsidiary's stock as a capital transaction. A minority interest credit of $44,297 for the year ended September 30, 2007 ($33,316 for the year ended September 30, 2006) has resulted in a corresponding reduction of our consolidated expenses, this amount representing NSL's portion of AIH's loss.

Loss before Discontinued Operations

The above income and expenses resulted in a loss before discontinued operations of $1,754,621 for the year ending September 30, 2007 as compared to a net loss of $2,540,377 incurred for the same period a year ago.

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

Cumulative Translation Adjustment

The cumulative translation adjustment stems from unrealized foreign exchange gains and losses stemming from translation of foreign currency subsidiaries into U.S. dollars.  Although the cumulative translation adjustment is reflected in the statement of operations, it is reflected after the net loss and flows into shareholders' equity directly. The cumulative translation adjustment was $1,280 for the year ended September 30, 2007 as compared to $5,329 for the year ended September 30, 2006.

Liquidity And Capital Resources

As of September 30, 2008 the Company had a working capital deficiency of $686,919 as compared to a working capital deficiency of $559,439 as at September 30, 2007.  We have licensing arrangements with Andromaco and Proprius Pharmaceuticals, Inc., which provide our royalty and licensing revenues based on achieving milestones and/or sales of our products.  We also generate certain consulting revenues from time to time in conjunction with our research and development. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced partners in order to expand our revenue base.

Immediate capital needs are sourced via directors' loans and other private sources. Since inception, we have financed operations primarily from the issuance of Common Stock. We expect to continue Common Stock issuances and issuance of promissory notes to fund our ongoing activities.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2009	2010
Operating Lease Obligations	$ 24,232	$2,062
Notes Payable (1)	403,665	-
Total	$ 427,897	$2,062

(1) These notes are unsecured and include accrued interest accruing at rates ranging from 10% -12% per annum.

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

ITEM 7. FINANCIAL STATEMENTS FOR 2008 AND 2007

The financial statements for the fiscal year ending September 30, 2008 and 2007, required by Item 7 are set forth on pages F-1 through F-18.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's chief financial officer and principal accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2008, the chief executive officer and the chief financial officer and principal accounting officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

The chief executive officer and the chief financial officer and principal accounting officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The Exchange Act

The following table sets forth, as of December 12, 2008, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term

Michael M. Lee	45	Chairman of the Board of Directors
		Chief Executive Officer	since 8/8/1997

Marcel Urbanc, C.A.	52	Chief Financial Officer and
		Principal Accounting Officer

Joseph Schwarz, Ph.D	54	Chief Scientist

Michael Weisspapir, MD, Ph.D	52	Chief Medical Officer

Sandro Persia	38	Secretary/Treasurer

Dr. David Milroy	57	Director	since 4/15/2003

Dr. Ford Moore	57	Director	Since 4/15/2003

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

Compensation of Directors

Our two non-management directors did not receive any compensation for the year ended September 30, 2008 as compared to annual fees of CAD $6,250 ($3,125 per director) for the year ended September 30, 2007. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

Board of Directors Committees

We were not able to attract an independent director with financial experience to sit on our board or our audit committee.  The two independent board members who sat on the audit committee had no financial experience. It was determined that the audit committee be disbanded until appropriate qualified independent directors can be located.  Based on the size of the organization – six full time employees, and 2 part time consultants, effective controls over financial reporting and internal financial controls can still be effectively maintained without an audit committee.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2008, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labour law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2008, 2007 and 2006 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	SECURITIES UNDERLYING OPTION (#)
Michael M. Lee President & C.E.O.	2008	21,209	0	0
	2007	51,068	0	0
	2006	110,279	0	800,000
Joseph Schwarz Chief Scientist	2008	89,614	0	0
	2007	114,170	0	0
	2006	123,946	0	200,000
Michael Weisspapir Chief Medical Scientist	2008	82,023	0	0
	2007	103,073	0	0
	2006	111,508	0	200,000
Marcel Urbanc Chief Financial Officer and Principal Accounting Officer	2008	47,765	0	0
	2007	34,473	0	0
	2006	25,939	0	200,000

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2008 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.06 per share on September 30, 2008. No options were exercised by the named executive officers during fiscal 2007 or any prior year.

Name	Shares acquired on exercise (#)	Value Realized (1) ($)	Number of Exercisable Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable
Michael M. Lee	1,200,000	140,000	7,000,000/0	0/0
Marcel Urbanc	130,000	16,900	270,000/0	0/0
Joseph Schwarz	-	-	3,000,000/0	0/0
Michael Weisspapir	-	-	3,000,000/0	0/0

1. The value realized is the difference between Fair Market Value of the underlying stock at the time of exercise and the exercise price.

2000 and 2003 Stock Option Plans

After the exercising of options to purchase 700,000 shares of Common Stock on December 27, 2007 at an exercise price of $0.10, the 2000 Stock Option Plan was cancelled with the agreement of the option holders.  Similarly the 2003 Stock Option Plan was cancelled in December 2007 with the agreement of the option holders. A total of 1,020,000 options to purchase Common Stock were cancelled under these plans.

2004 and 2006 Stock Option Plans

The 2004 and 2006 Plans are administered by the board of directors, which determines which directors, officers, employees, consultants, scientific advisors and independent contractors of the Company are to be granted options, the number of shares subject to the options granted, the exercise price of the options, and certain terms and conditions of the options. The board of directors may delegate administration of the 2004 and 2006 Plans, including the power to grant options to persons who are not officers or directors of the Corporation, to a Stock Option Committee, composed of members of the board of directors. The board of directors, in its sole discretion, may amend, modify or terminate the 2004 and 2006 Plans at any time without restriction. However, no amendment may, without stockholder approval, increase the total number of shares of stock, which may be issued under the 2004 and 2006 Plans (other than increases to reflect stock dividends, stock splits or other relevant capitalization changes).  There were 26,000,000 authorized shares of our Common Stock that are not issued or outstanding, reserved for implementation of the 2004 and 2006 Plans.

Options to purchase 2,730,000 shares of Common Stock were exercised on December 27, 2007 at an exercise price of $0.075.  Immediately thereafter 6,640,000 options to purchase shares of Common Stock were cancelled with the agreement of the option holders.

2008 Stock Option Plan

At the Annual General Meeting of Stockholders held November 26, 2008 a majority of stockholders approved the amendment of our Stock Option Plans.  The key changes reflected in the 2008 Plan: (i) combine the 2004 and 2006 Plans (the only remaining plans) into one plan for ease of administration; (ii) provide for a cap for the number of options allowed to be issued at 22,000,000; (iii) provide guidelines for exercise prices such that the exercise price of any newly granted option is never less than market value or in the case of any 10% holder, never less than 110% of market value on the day of grant; (iv) provide for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) provide for a  maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock; and (vii) provide for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

These changes provide for more restrictions as to the issuance of stock options than exist under the present 2004 and 2006 Plans.  Secondly the combination of the two existing plans will result in less administration effort and resultingly fewer administrative costs. The above summary of the 2008 Plan is qualified in all respects by reference to the full text of the 2008 Plan, which was filed together with our Proxy Statement on or about October 1, 2008.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-Average Exercise Price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first two columns
Equity Compensation Plans Approved by Security Holders	14,260,000	$0.155	4,310,000 *
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total**	14,260,000	$0.155	4,310,000

* This amount represents options made available to management, employees and consultants as approved by shareholders at the Annual General Meeting held November 26, 2008.  None of these options have been granted to date.

** The total number of shares of Common Stock that may be issued equals 18,570,000, which is less than the 22,000,000 maximum number that may be issued in accordance with the 2008 Plan.  Once options have been exercised the maximum allowed to be issued is reduced accordingly. (22,000,000 less 3,430,000 exercised during fiscal 2008 = 18,570,000)

Item 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company's Common Stock.  The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of December 12, 2008 there were 92,371,192 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Michael Lee (1)	16,505,834 shares	17.87%
Joseph Schwarz (2)	602,500 shares	0.65%
Ford Moore (3)	4,158,179 shares	4.50%
Michael Weisspapir (2)	457,500 shares	0.50%
David Milroy (3)	2,556,933 shares	2.77%
Marcel Urbanc (2)	250,000 shares	0.27%
Sandro Persia (2)	18,000 shares	0.02%
All directors and officers	24,548,946 shares	26.58%
as a group (7 persons)

(1) Director and Officer; (2) Officer; (3) Director

Item 12. Certain Relationships And Related Party Transactions

During the year ended September 30, 2008 Michael Lee CEO and Director has loaned Us about $207,828 plus accrued interest of $3,422. These notes carry interest at 12% per annum and are unsecured. These funds were used for general corporate purposes. Of these amounts approximately $164,000 was repaid during the year.

During the year ended September 30, 2007 Mr Lee loaned Us about $78,176 plus accrued interest of $11,421. We also converted $85,960 in promissory notes owing to Mr. Lee into 1,719,000 shares of Common Stock at a conversion price of $0.05 on September 21, 2007.

On September 21, 2007 we converted all of the promissory notes and accrued interest owing to Dr. Ford Moore (Director) or $145,280 into 2,905,600 shares of Common Stock at a conversion price of $0.05 per share.

On September 21, 2007 we converted all of the promissory notes and accrued interest owing to Dr. David Milroy (Director) or $66,597 into 1,331,933 shares of Common Stock at a conversion price of $0.05 per share.

The Company's managing director of its 85% owned subsidiary -AlphaRx International Holdings Limited, is Edward Lee, the brother of Michael Lee – President & CEO of the Company.  Edward Lee was paid approximately $48,000 in base salary plus statutory pension and benefits as well as $25,000 in commissions for sourcing private equity funding ($77,000 for the year ended September 30, 2007).  Edward Lee left the Company in May 2008.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning after Item 14 of this Form 10-K, which is incorporated herein by reference.

(b) Reports on Form 8-K

On May 13, 2005 we informed the SEC of the necessity to restate certain prior periods based on the beneficial conversion feature related to the issuance of senior convertible debt during the period February to April 2004.

On May 16, 2005 we filed an amended 8K regarding the original 8K filed May 13, 2005.

On May 18, 2005 we filed an 8K regarding the entry into a material definitive agreement between AlphaRx International Holdings Limited (“AIH”), a wholly owned subsidiary, and Basin Industrial Ltd., an independent, wholly owned subsidiary of Advanced Pharmaceutical Ltd.

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

On May 3, 2006 we reported on a press release regarding a joint venture agreement entered into between our wholly owned subsidiary – AlphaRx International Holdings Ltd and China Lianyungang City Golden Enterprises Limited (“China Party”) to establish a Joint Venture company in mainland China.  The China Party has agreed to provide funding of up to RMB 250 million (about $31 million) to establish a manufacturing facility and a distribution network in order to produce and market certain products and to develop new novel branded generic products in China.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2008 we incurred $30,228 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $27,751 for the year ended September 30, 2007.

Audit-Related Fees: For the years ended September 30, 2008 and 2007 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2008 we incurred $4,732 in non-corporate tax related fees as compared to NIL for the year ended September 30, 2007.

All Other Fees: For the year ended September 30, 2008 we incurred $2,478 in other fees with our principal accountant related to our application to the Toronto Stock Exchange – Venture market as compared to NIL for 2007.

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

DATED: December 22, 2008

ALPHARx, INC.

By: /s/ Michael M. Lee Michael M. Lee, President and Chief Executive Officer

By: /s/ Marcel Urbanc Marcel Urbanc Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 22, 2008

ALPHARx, INC.

Directors: /s/ Michael M. Lee Michael M. Lee, Director and Chairman of the Board
/s/ David Milroy David Milroy, Director
/s/ Ford Moore Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
3(i)(b)	*	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
3(i)(c)	*	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	*	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
10.1	*	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	*	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).
10.3	*	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)
10.4	*	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)
10.5	*	2008 Stock Option Plan adopted November 26, 2008 (incorporated by reference to the 10K filed on December 22, 2008)
31.1	44	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	45	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	46	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	47	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

ALPHARx, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2008 and 2007 and the results of its operations and comprehensive loss and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada	Chartered Accountants
December 3, 2008	Licensed Public Accountants

ALPHARx, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2008 AND 2007

(All amounts in US Dollars)

	2008	2007
CURRENT ASSETS

Cash and Cash Equivalents	$24,623	$128,328
Trade Accounts Receivable (note 3)	6,076	7,738
Other Accounts Receivable (note 3)	2,353	4,066
Prepaid Expenses and Other Assets	-	6,582
TOTAL CURRENT ASSETS	33,052	146,714

PROPERTY, PLANT & EQUIPMENT, net (note 5)	149,498	217,626

TOTAL ASSETS	182,550	364,340

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (note 6)	316,306	519,519
Notes Payable (note 7)	403,665	167,804
Discontinued Operations (note 4)	-	18,829
TOTAL CURRENT LIABILITIES	719,971	706,152

MINORITY INTEREST (note 8)	101,624	116,986
Going Concern (note 1)
Commitments (note 9)
Related Party Transactions (note 14)
SHAREHOLDERS' DEFICIT
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding 2008: 92,371,192; 2007: 81,203,964 (notes 10,12,13 and 17)	9,238	8,122
Additional paid-in capital	16,978,351	15,824,162
Accumulated Other Comprehensive Loss	(6,704)	(6,609)
Deficit	(17,619,930)	(16,284,473)

TOTAL SHAREHOLDERS' DEFICIT	(639,045)	(458,798)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$182,550	$364,340

Signed: Michael Lee	Signed: Dr. David Milroy
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(All amounts in US Dollars)

	2008	2007

Consulting Revenue	$-	$76,000
License Fees and Royalties	97,499	81,602
Royalties from Joint Venture	-	12,839
TOTAL REVENUES	97,499	170,441

General and Administrative Expenses	753,118	1,023,684
Research and Development Expenses	583,195	727,046
Sales and Marketing Expenses	-	3,750
Depreciation	78,269	92,279
LOSS FROM OPERATIONS	(1,317,083)	(1,676,318)

OTHER EXPENSES

Interest Expense, net	(35,857)	(122,600)

LOSS BEFORE INCOME TAXES	(1,352,940)	(1,798,918)

Income Tax (note 11)	-	-

LOSS BEFORE MINORITY INTEREST	(1,352,940)	(1,798,918)
Minority Interest (note 8)	15,362	44,297
LOSS BEFORE DISCONTINUED OPERATIONS	(1,337,578)	(1,754,621)
Gain from Operations of Discontinued Component (note 4)	2,121	4,385
NET LOSS	(1,335,457)	(1,750,236)
Cumulative Translation Adjustment	(95)	(1,280)
COMPREHENSIVE LOSS	$(1,335,552)	$(1,751,516)

Net Loss per Common Share, Basic and Diluted, before and after discontinued operations (note 10)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding (note 10)	90,088,635	60,096,837

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(All amounts in US Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	(Deficit)	Total Shareholders' Deficit
Balance as of September 30, 2006	57,508,112	$5,752	$14,479,082	$(5,329)	$(14,534,237)	$(54,732)
Issuance of Stock for services	300,000	30	29,970			30,000
Warrants Amortization			131,905			131,905
Stock Based Compensation			15,752			15,752
Debt Conversion	23,395,852	2,340	1,167,453			1,169,793
Foreign Currency Translation				(1,280)		(1,280)
Net Loss 2007					(1,750,236)	(1,750,236)
Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)
Warrants Amortization			131,832			131,832
Warrants exercised	2,737,228	273	273,450			273,723
Stock Options exercised	3,430,000	343	274,407			274,750
Private Placement	5,000,000	500	474,500			475,000
Net Loss 2008					(1,335,457)	(1,335,457)
Foreign Currency Translation				(95)		(95)
Balance as of September 30, 2008	92,371,192	9,238	16,978,351	(6,704)	(17,619,930)	(639,045)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(All amounts in US Dollars)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,335,457)	$(1,750,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,269	92,279
Warrant Amortization	197,795	318,718
Employee stock based compensation expense	-	15,752
Options/Common Stock Issued For Services Rendered	-	30,000
Changes in assets and liabilities:
(Increase)/Decrease in Marketable Securities	-	176,418
Decrease/(Increase) in Accounts Receivable	3,375	(1,033)
Decrease in Prepaid Expenses	6,582	2,924
Accrued Interest on Notes Payable	18,602	12,538
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	(203,213)	(12,990)
Discontinued Operations (note 4)	(18,829)	(28,915)
Minority Interest	(15,362)	(44,297)
NET CASH USED IN OPERATING ACTIVITIES	(1,268,238)	(1,188,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	(10,141)	(6,289)

NET CASH USED IN INVESTING ACTIVITIES	(10,141)	(6,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	1,023,473	-
Issuance of Notes Payable net of repayment	181,974	353,133

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,205,447	353,133

Effect of exchange rate changes on cash and cash equivalents	(30,773)	(17,427)
NET DECREASE IN CASH	(103,705)	(859,425)
CASH, and cash equivalents, beginning of year	128,328	987,753

CASH, and cash equivalents, end of year	$24,623	$128,328

SUPPLEMENTARY DISCLOSURE: The statement of cash flows has been prepared using the indirect method as defined under SFAS No. 95. On September 21, 2007 the Company converted promissory notes in the amount of $1,169,793 into 23,395,852 shares of Common Stock.

Income Tax Paid	$-	$-
Interest Paid	$23,419	$45,183

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(All amounts in US Dollars)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 8, 1997. AlphaRx Inc. is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited (a British Virgin Island company and an 85% owned subsidiary of AlphaRx Inc.) (“AIH”) acquired 100% of Alpha Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is primarily involved in research and development of drugs in the Asian market.

Effective June 22, 2006, New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of Common Stock of AIH, previously a wholly-owned subsidiary of the Company.

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 85% of AIH and ALS (AIH's wholly-owned subsidiary) accounted for on a self-sustained basis. All material inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Factors relating to going concern issues include working capital deficiency, operating losses, shareholders' deficit, and continued reliance on external funding sources. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of Promissory Notes, and private placements. The Company has contracted with two parties subsequent to year end for research and development consulting services that could also result in future license fees and royalties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts on deposit with banks, and any other highly liquid investments purchased with a maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2008 and 2007 the Company had only cash on deposit.

Accounts Receivable

The Company segregates trade receivables resulting from revenues generated from non-trade or other receivables. An allowance for bad debts is estimated for each receivable on a periodic basis based on experience with the respective parties.

Financial Instruments

a) Fair Value

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of judgement, they cannot be determined with complete accuracy. Changes in assumptions can significantly affect estimated fair values. The carrying values of cash, accounts receivable, notes payable, accounts payable, and accrued liabilities  approximate their fair values because of the short-term nature of these instruments.

b) Interest rate, currency and credit risk

The Company is not subject to significant credit, currency and interest risks arising from these financial instruments.

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

Foreign Currency Translation

The Company maintains the books and records of AlphaRx Canada Ltd. in Canadian dollars, and the books and records of Alpha Life Sciences Ltd. and AlphaRx International Holdings Ltd. in Hong Kong dollars, their respective functional currencies.  The records of these companies are converted to US dollars, the reporting currency.  The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency.  Under the current rate method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. Cumulative net translation adjustments related to equity accounts are included as a separate component of shareholders' equity.

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

Research and Development

All research and development costs are charged to expense as incurred.  These costs include in house and contracted research and development, travel to explore and evaluate new product candidates, raw materials, lab supplies and other costs related directly to research and development of new and existing drug product candidates.

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

Sales represent the invoiced value of goods supplied to customers.  Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds from sales is reasonably assured.  A reserve for returns is considered periodically based on actual or anticipated returns from customers. The Company no longer sells any products directly to end users.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair valuation of warrants issued and estimated lives of capital assets. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known. Estimates were used in determining the amounts of accrued liabilities, useful lives of capital assets, stock based compensation, and valuation allowances.

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

Concentrations of Credit Risks and Revenues

The Company's receivables are unsecured and are generally due in 30 Days. Reserves for uncollectible receivables are determined by the Company periodically based on best estimates available and historical data, as well as the economic and financial status of its debtors. Investment in marketable securities carry normal market risk of fluctuation in the price of securities traded on recognized stock exchanges as well as liquidity and foreign exchange risks.

Currently, the Company does not have a diverse customer base. The Company relies on one licensee for all of its revenues and has another licensee attempting to commercialize one of its product candidates. Should these licensees discontinue sales of our products, or should commercialization efforts of our product candidates be curtailed, our revenues could be adversely impacted.

Investment in Joint Venture

The Company holds an indirect 42.5% interest in AlphaAP Inc. (“AAP”), a joint venture established between the Company (via its AIH subsidiary) and Basin Industrial Limited (an independent third party).  As the Company contributes no funds, and does not provide management or direction to the joint venture, the Company's interest in the joint venture is not consolidated into the financial statements. AIH will receive a 5% royalty on all revenues generated by AAP.  This joint venture is currently inactive.

Stock Based Compensation

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) – “Share Based Payment” (SFAS 123(R)).  SFAS 123(R) requires the Company to recognize compensation cost for third party and employee services rendered in exchange for an equity instrument award based on the fair value of the award on the date of grant.  The Company adopted the fair value accounting for all stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005.  Under this standard the Company records compensation cost related to unvested stock options by recognizing the unamortized fair value of those stock options as of the grant date over the remaining vesting period with no change in historical reported earnings.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  This statement establishes reporting standards and presentation methods of comprehensive income and its components.  Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity, bypassing net income.  With the exception of foreign exchange gains and losses, the Company has no other components in its comprehensive income (loss) accounts.

Recent Pronouncements

SFAS 157 – In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007.

SFAS 158 – In September 2006, the FASB issued SFAS 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006.

SFAS 159- In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assts and Financial Liabilities – Including an amendment of FASB 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement by entities in the future.

SFAS 141(R) – In December 2007, the FASB issued SFAS 141(R) “Business Combinations”.  The objective of this statement is to enhance the information that an entity provides in its financial reports about a business combination and its effects.  The statement mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired.  This statement is effective for any acquisitions made on or after December 15, 2008.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and;(v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

SFAS 162 - The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The GAAP hierarchy should be an entity's responsibility and not that of the entity's auditors for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should be available in the accounting literature established by the FASB. Accordingly this Statement is intended to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. It is not expected that this Statement will result in a change in current practice.

SFAS 163 - Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities.

The Company believes that the above standards would not have a material impact on its financial position, results of operations, cash flows or reporting requirements.

NOTE 3.  ACCOUNTS RECEIVABLE

	2008	2007

Trade Accounts Receivable	$ 6,076	$ 7,738
Less: Allowance for bad debts	-	-
	$ 6,076	$ 7,738

Other Accounts Receivable	$ 2,353	$ 4,066
Less: Allowance for bad debts	-	-
	$ 2,353	$ 4,066

The Company carries accounts receivable at the amounts it deems to be collectible.  Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received.  The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

NOTE 4.  DISCONTINUED OPERATIONS

The Company discontinued direct sales of Flexogan during 2005 because: (a) it was not able to source a qualified marketing partner to take over direct sales of Flexogan; (b) it did not have adequate financial resources or expertise to market Flexogan on a longer term basis, and (c) it concluded there was a better overall opportunity for success if it focused on drug development and enhancement while allowing its partners and potential partners to market its products in return for royalty and, or license payments.

The statements of income and balance sheets for the Discontinued Operations are seen below:

Income Statements	2008	2007

Sales	$2,121	$4,385
Cost of Sales	-	-
Gross Margin	2,121	4,385
Income Taxes	-	-
Gain from Discontinued Operations	$2,121	$4,385

Balance Sheets

Accounts Payable and Accrued Liabilities	-	18,829
Total Current Liabilities	-	18,829

Net Assets (Liabilities)	$-	$(18,829)

NOTE 5.  PROPERTY, PLANT & EQUIPMENT

	2008	2007

Leasehold Improvements	$22,891	$22,891
Furniture & Fixtures	28,060	27,546
Machinery & Equipment	339,502	380,265

COST	390,453	430,702

Less: Accumulated depreciation/amortization
Leasehold Improvements	20,149	15,846
Furniture & Fixtures	19,943	14,852
Machinery & Equipment	200,863	182,378

	240,955	213,076

NET	$149,498	$217,626

The cost and accumulated depreciation of $201,353 ($151,598 in 2007) for property, plant and equipment that are fully depreciated or amortized, has been removed.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2008	2007

Accounts Payable	$290,939	$359,131
Accrued Liabilities for services rendered but not invoiced as of September 30, 2008 and 2007:
Professional services (legal, audit, financial)	21,112	149,314
Other	4,255	11,074

	$316,306	$519,519

NOTE 7. NOTES PAYABLE

The Company and its subsidiaries issued $385,063 in promissory notes, net of repayments during the year ended September 30, 2008. ($221,228 during the year ended September 30, 2007).  These promissory notes bear interest at rates of 10% - 12% per annum and are repayable on or before the first anniversary date of issuance.   The Company also converted $1,169,793 of Notes Payable including accrued interest into 23,395,852 shares of Common Stock during fiscal 2007.  See also Note 14 – Related Party Transactions and Note 17 – Subsequent Events.

Promissory notes issued during the three months ended December 31, 2007 were issued together with warrants.  This in turn required a discount to be established and amortized over the life of the promissory notes. As all promissory notes were repaid prior to December 31, 2007 the unamortized discount was brought into income accordingly.  The Company issued additional promissory notes during the remainder of fiscal 2008 without any warrants or other attachments.

Included in Promissory Notes payable are $47,250 in Notes Payable including accrued interest of $3,422 to Michael Lee – CEO at September 30, 2008. (As at September 30, 2007 Notes Payable including accrued interest of $11,421 owing to Directors totalled $89,597). See also Related Party Transactions Note 14.

September 30,	2008	2007
Promissory Notes Issued, net of repayments and conversions:	$385,063	$221,228
Unamortized Discount	-	(65,962)
Interest accrued	18,602	12,538

Promissory Notes Payable	$403,665	$167,804

NOTE 8. MINORITY INTEREST

On June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company issued 1,500 shares of its Common Stock to New Super Limited (“NSL”), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). As a result AIH's issued and outstanding shares were increased to 10,000 and the Company's interest in AIH was reduced to 85%. With the consolidation of only 85% of AIH, a minority interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 9. COMMITMENTS

Operating Leases

The Company leases scientific research and development equipment, its main premises and an automobile. The aggregate minimum annual and total payments due under these operating leases are as follows:

As of September 30,		2008	2007
	Year
	2008	$ -	$75,849
	2009	24,232	25,788
	2010	2,062	2,194

	Total	$26,294	$103,831

NOTE 10. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock.  As of September 30, 2008, there are 92,371,192 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share.  (September 30, 2007– 81,203,964 issued and outstanding)

During the year ended September 30, 2008 the Company issued 11,167,228 shares of Common Stock as follows:

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

Net Loss per share of Common Stock is not based on diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 7,260,000 shares of Common Stock and options outstanding to purchase 14,260,000 shares of Common Stock as at September 30, 2008. On a diluted basis there would be 113,891,192 shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. Refer to Notes 12 and 13 respectively for more details on options and warrants.  (As at September 30, 2007 there would be 121,350,627 shares outstanding on a diluted basis if all outstanding warrants and options were exercised).

NOTE 11.  INCOME TAXES

The regional sources of tax losses for the years ended September 30, 2008 and 2007were as follows:

	2008	2007

North America	$(973,560)	$(893,571)
Outside North America	(99,852)	(293,528)

	$(1,073,412)	$(1,187,099)

Tax losses by year of origin are as follows:

Year	2008 (estimate)	2007	2006	2005	2004 and Prior	TOTAL
North America	(973,560)	(1,530,976)	(1,764,202)	(2,904,777)	(5,042,872)	(12,216,387
Outside North America	(99,852)	(293,528)	(205,123)	-	-	(598,503)
TOTAL	(1,073,412)	(1,824,504)	(1,969,325)	(2,904,777)	(5,042,872)	(12,814,890)

The tax effect of material temporary differences representing deferred tax assets is estimated as follows:

	2008	2007

Deferred tax assets:
North America	$ 4,214,654	$ 3,403,970
Outside North America	89,775	74,797
Sub-total	4,304,429	3,478,767

Less Valuation allowance	(4,304,429)	(3,478,767)

Net deferred tax assets	-	-

These losses expire in varying amounts between 2010 and 2028. The tax rates being used to determine deferred tax assets are estimated at 34.5% for North America and 15% for outside North America. Deferred tax assets relate primarily to non-capital operating loss carry-forwards incurred since inception.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2008	2007

Combined Statutory Rates	34.5%	36%
Non-deductible expenses	(8)	(16)
Change in valuation allowance	(26.5)	(20)

Effective tax rate	0%	0%

NOTE 12. STOCK OPTION PLANS

During the year the employees, officers and consultants exercised a total of 3,430,000 options at an average exercise price of approximately $0.08 per share and resulting in $274,750 in cash proceeds to the Company. Of these options 700,000 were from the 2000 Plan and had a weighted remaining contractual life of 2.5 years when exercised and 2,730,000 were from the 2004 Plan and had a weighted remaining contractual life of 7.8 years when exercised. Immediately thereafter the remaining options in the 2000 Plan and 2003 Plan were cancelled, with the agreement of the option holders. In addition, and pursuant to an application for listing on the Toronto Venture Exchange, the Company cancelled a total of 7,660,000 options with the agreement of the option holders. Options to purchase 460,000 shares of common stock expired during February 2008.

The Company, via written consent from a majority of the holders of Common Stock, approved the adoption of a new option plan during July 2004.  Under this plan the Company has issued the maximum number of options permitted totalling 24,000,000 options to purchase Common Stock. The expiry date on all options under this plan was accelerated to June 30, 2012 with the agreement of the option holders.

A majority of shareholders approved the 2006 Option Plan at the Annual General Meeting held March 29, 2006.  Under this plan up to 2,000,000 options may be granted and during the year ended September 30, 2007 the Company granted 40,000 options to two consultants in exchange for committee advisory services. The Company also granted 50,000 options to a sales and marketing consultant in relation to his services. These options were granted on January 3, 2007 with a 5-year contractual life and fully vested on November 10, 2007. The fair value of these options was determined to be $5,032, using the Black-Sholes method described below. No options were granted during fiscal 2008.

The Company did not record any stock based compensation expense during fiscal 2008. In fiscal 2007 the Company recorded $15,752 in stock based compensation expense using the Black-Scholes option-pricing model and the following assumptions: expected volatility of 75.2%, risk free rate of return of 4.5%, expected life of 10 years, and a nil dividend rate. Stock based compensation expense comprises a portion of general and administrative expenses seen on the consolidated statement of operations and comprehensive loss. There remains no further unamortized stock compensation to be expensed in relation to the options granted to date.

The intrinsic value of outstanding stock options defined as the difference between the exercise price and the closing price of the stock on September 30, 2008 was nil.  In all cases the exercise price of the options exceeded the closing price of the stock  - $0.06 as of September 30, 2008.

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan's stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. The remaining contractual life of the options as of September 30, 2007 was one year older than shown in the applicable column of the table below except for the 2004 Plan options. Those options as of September 30, 2007 had a contractual life remaining of between 7.12 and 8.05 years. During the year, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. The table below reflects remaining contractual life of the options as of September 30, 2008.

See also Subsequent Event Note 17.  At the Annual General Meeting of stockholders held November 26 2008, the Company received approval from its shareholders to amend the existing stock option plans. The Plans were made more restrictive as to option terms and option pricing among other new conditions. The maximum number of options that can still be issued and assigned totals 4,310,000.

Option Plan	Number Granted	Issue Date	Exercise Price $	Share Price on Date of Grant $	Expiry Date	Remaining Contractual Life (Years)

2000	1,150,000	6/30/2000	0.10	0.10	6/30/2010	2.75
Exercised	(700,000)	12/27/2007	0.10	-	-	-
Cancelled	(450,000)	12/28/2007	-	-	-	-
Remaining	NIL					N/A

2003	480,000	2/10/2003	0.63 – 0.69	0.63	2/10/2008	N/A
	20,000	5/5/2003	0.55	0.51	5/5/2008	N/A
	70,000	5/10/2003	0.50	0.50	5/10/2008	N/A
Cancelled	(570,000)	12/28/2007	-	-	-	-
Remaining	NIL					N/A

2004	12,720,000	15/11/2004	0.15	0.11	6/30/2012	3.75
	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	3.75
	7,000,000	10/1/2005	0.16	0.14	6/30/2012	3.75
	390,000	8/2/2005	0.15	0.14	6/30/2012	3.75
	100,000	5/25/2005	0.13	0.13	6/30/2012	3.75
	3,290,000	10/17/2005	0.075	0.08	6/30/2012	3.75
Total Grant	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000

2006	90,000	1/3/2007	0.10	0.10	1/3/2012	3.26

Total	14,260,000

Weighted Average of Options Remaining			0.15			3.74

NOTE 13. WARRANTS

The Company recorded $197,795 in warrant amortization for the year ended September 30, 2008 (2007- $318,718).  This expense comprises a portion of general and administrative expenses seen on the consolidated statement of operations and comprehensive loss. Additional details regarding warrants outstanding as of September 30, 2007 and 2008 are seen in the table below.

Number Granted and Exercisable	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years) Sep.30, 2007	Reason for Issuance

670,275	12/19/2003	1.10	0.18	12/19/2007	0.22	Financing costs
5,204,160	10/13/2004	0.30	0.13	10/13/2007	0.04	Conversion of Promissory Notes and Private Placement
1,577,453	2/13/2006	0.10	0.13	2/13/2008	0.37	Issuance of Promissory Notes
3,182,000	3/31/2006	0.10	0.20	3/31/2008	0.50	Issuance of Promissory Notes
300,000	6/30/2006	0.10	0.10	6/30/2008	0.75	Issuance of Promissory Notes
465,000	9/30/2006	0.10	0.10	9/30/2008	1.00	Issuance of Promissory Notes
1,500,000	12/31/2006	0.10	0.09	12/31/2008	1.25	Issuance of Promissory Notes
807,775	3/31/2007	0.10	0.10	3/31/2009	1.50	Issuance of Promissory Notes
630,000	9/30/2007	0.10	0.08	9/30/2009	2.00	Issuance of Promissory Notes
Outstanding as at September 30, 2007		Weighted Average Exercise Price			Weighted Average Contractual Life
14,336,663		0.22			0.53
Activity during fiscal 2008
(5,204,160)	Expired October 13, 2007
5,000,000	Granted November 14, 2007 as part of a Private Placement of 5,000,000 units
770,000	Granted during Q1, 2008 based on issuance of Promissory Notes
(670,275)	Expired December 19, 2007
(1,862,228)	Exercised December 27, 2007 @ $0.10 per share
(770,000)	Cancelled January 5, 2008 with the agreement of the warrant holder
(300,000)	Expired February 13, 2008
(875,000)	Exercised February 28, 2008
(3,050,000)	Expired March 31, 2008
(115,000)	Expired September 30, 2008

(7,076,663)	Net change in number of warrants during fiscal 2008
Outstanding as at September 30, 2008	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years) Sep.30, 2007 and 2008	Reason for Issuance
1,050,000	12/31/2006	0.10	0.09	12/31/2008	1.25 0.25	Issuance of Promissory Notes
625,000	3/31/2007	0.10	0.10	3/31/2009	1.50 0.50	Issuance of Promissory Notes
585,000	9/30/2007	0.10	0.08	9/30/2009	2.00 1.00	Issuance of Promissory Notes
5,000,000	12/31/2007	0.10	0.26	12/31/2009	N/A 1.25	Private Placement of Units completed on Nov 14, 2007 and consisting of one share of common stock and one warrant.
Total		Weighted Average Exercise Price			Weighted Average Contractual Life
7,260,000		0.10			1.02

During the year ending September 30, 2008 warrants to purchase 9,339,435 shares of common stock expired and warrants to purchase 2,737,228 shares of common stock were exercised and an exercise price of $0.10 per share. Of these warrants, 1,862,228 had a remaining weighted average contractual life of 0.69 years when exercised, and 875,000 warrants had a remaining contractual life of 15 days when exercised. Warrants to purchase 5,770,000 shares of common stock were granted during fiscal 2008, of which 770,000 were cancelled pursuant to an application for listing of the Company's stock on the Toronto Venture Exchange. Of these warrants, 5,000,000 were issued as a result of a private placement, and 770,000 were issued pursuant to a promissory note issued during the year. All of the warrants entitle the holder to purchase one share of Common Stock on or before the expiry date. All of the warrants granted during 2007 and 2008 have a 2-year contractual life upon issuance.

Warrant amortization for the year was calculated using the Black-Sholes pricing model and the following assumptions: expected volatility of 127%, risk free rate of return of 4%, expected life of 4 weeks, and a nil dividend rate. For the year ended September 30, 2007 warrant amortization was also calculated using the Black-Scholes pricing model for two issuances assuming volatility of 88% and 97%, risk free rate of return of 4.66% for both issuances, expected life of 2 years for both issuances, and a nil dividend rate for both issuances.

As at September 30, 2008 there were 7,260,000 warrants issued and outstanding (September 30, 2007 -14,336,663).

NOTE 14. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from the directors.  The directors loaned the Company approximately $43,828 during the year ended September 30, 2008 taking back promissory notes (2007- $78,177).  Interest accrued on these loans totals approximately $3,422 as at September 30, 2008 (2007 - $11,421).  Interest rates on these loans range from 10% - 12% per annum. The loans are repayable on or before the first anniversary date of issuance and are unsecured.

During fiscal 2007 the Company's managing director of its 85% owned subsidiary -AlphaRx International Holdings Limited, was Edward Lee, the brother of Michael Lee – President & CEO of the Company.  He was paid approximately $77,000 per annum base salary plus statutory pension and benefit contributions, a fair market value salary.  During fiscal 2008 Edward Lee received $25,000 in conjunction with the sourcing of funds for the purchase of Common Stock during November 2007 based on a commission rate of 5% of funds raised. He also received a base salary of approximately $37,480 until April 2008 at which point his employment was terminated.

NOTE 15.  SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics.  Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

All of the Company's revenues for the year ended September 30, 2008 were derived from royalties received from one of its partners.  For the year ended September 30, 2007 the Company derived the majority of its revenues from royalties.

	Years ended September 30,
Revenue Stream	2008	2007
Third Party Royalties (Mexico)	97,499	81,602
Royalties from Joint Venture (Asia)	-	12,839
Consulting Fees (North America)	-	76,000
Discontinued Operations	2,121	4,385
Total Revenues including Discontinued Operations	$99,620	$174,826

Long Lived Assets

	Years ended September 30,
Long Lived Assets	2008	2007
North America	$148,481	$215,796
Asia	1,017	1,830
Total Long Lived Assets	$149,498	$217,626

NOTE 16. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year's presentation.

NOTE 17. SUBSEQUENT EVENTS

Stock Incentive Plan

At the Company's Annual General Meeting held November 26, 2008 a majority of stockholders approved amendments to the existing Stock Incentive Plans including, among others: (i) combining the 2004 and 2006 Plans for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

As a result of the new terms governing the Company's Stock Incentive Plan, the maximum number of options that can still be issued totals 4,310,000.

The Company has contracted with two parties subsequent to year end for research and development consulting services that could result in future license fees and royalties.