Form 10-Q
period 2008-12-31
ALPHARX INC
filed 2009-02-13
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2008

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]         No [ ]

The number of outstanding shares of registrant's Common Stock on February 12, 2009 was 92,371,192.

Transitional Small Business Disclosure Format.     Yes [ ]         No [X]

ALPHARX, INC.

FORM 10-Q

DECEMBER 31, 2008

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December 31 2008 and September 30, 2008	3

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2008 and December 31, 2007	4

Unaudited Interim Consolidated Statements of Changes in Shareholders' Deficit as of December 31, 2008 and September 30, 2008	5

Unaudited Interim Consolidated Statements of Cash Flow for the three months ended December 31, 2008 and December 31, 2007	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7-11

Management’s Discussion and Analysis of Financial Condition and Plan of Operation	12-17

Other Information	18

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND SEPTEMBER 30, 2008
(UNAUDITED)
(All amounts in US Dollars)

	December 31,	September 30,
	2008	2008
CURRENT ASSETS

Cash and Cash Equivalents	$21,384	$24,623
Trade Accounts Receivable, net	74,388	6,076
Other Accounts Receivable	2,770	2,353
Other Assets	14,350	-
TOTAL CURRENT ASSETS	112,892	33,052

PROPERTY, PLANT and EQUIPMENT, net	129,289	149,498

TOTAL ASSETS	242,181	182,550

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	329,367	316,306
Notes Payable (note 4)	420,399	403,665
Deferred Revenue	33,333	-
TOTAL CURRENT LIABILITIES	783,099	719,971

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
December 31, 2008- 92,371,192 (September 30, 2008-	9,238	9,238
92,371,192) (Notes 6-8)
Additional paid-in capital	16,978,351	16,978,351
Deficit	(17,640,969)	(17,619,930)
Accumulated Other Comprehensive Income/(loss)	9,757	(6,704)
TOTAL ALPHARX, INC. SHAREHOLDERS’ DEFICIT	(643,623)	(639,045)
Non-controlling Interest (Note 5)	102,705	101,624
TOTAL DEFICIT	(540,918)	(537,421)

TOTAL LIABILITIES AND DEFICIT	$242,181	$182,550

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)
(All amounts in US Dollars)

December 31,	2008	2007

Consulting Revenue	$86,100	-
License Fees and Royalties	17,474	17,132
TOTAL REVENUES	103,574	17,132

General and Administrative Expenses	53,243	359,822
Research and Development Expenses	42,959	215,032
Depreciation	17,176	23,855
LOSS FROM OPERATIONS	(9,804)	(581,577)

OTHER EXPENSES

Interest Expense, net	(10,154)	(9,629)

LOSS BEFORE INCOME TAXES	(19,958)	(591,206)

Income Tax	-	-

LOSS FROM OPERATIONS, net of tax	(19,958)	(591,206)

Gain from Operations of Discontinued Component (note 4)	-	1,808

NET LOSS	(19,958)	(589,398)

Net income (loss) attributable to non-controlling interest	(1,081)	4,209

NET LOSS ATTRIBUTABLE TO ALPHARX, INC.	(21,039)	(585,189)

Cumulative Translation Adjustment	16,461	(128)

COMPREHENSIVE LOSS	$(4,578)	$(585,317)

Net Loss per Share attributable to AlphaRx, Inc. Common
Shareholders, basic and diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	92,371,192	83,876,537

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED DECEMBER 31, 2008
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock			AlphaRx, Inc. Shareholders

				Accumulated		Total
			Additional	Other Com-	Retained	AlphaRx Inc.	Non-	Total
	Number of		Paid in	prehensive	Earnings	Shareholders	controlling	Equity
	Shares	Amount	Capital	Income	(Deficit)	Deficit	Interest	(Deficit)
Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)	$116,986	$(341,812)
Warrants Amortization			131,832			131,832		131,832
Warrants exercised	2,737,228	273	273,450			273,723		273,723
Stock Options exercised	3,430,000	343	274,407			274,750		274,750
Private Placement	5,000,000	500	474,500			475,000		475,000
Foreign currency translation				(95)		(95)		(95)
Non- controlling interest							(15,362)	(15,362)
Net Loss 2008					(1,335,457)	(1,335,457)		(1,335,457)
Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,704)	(17,619,930)	(639,045)	101,624	(537,421)
Foreign Currency Translation				16,461		16,461		16,461
Non- controlling interest							1,081	1,081
Net Loss for the Period					(21,039)	(21,039)		(21,039)
Balance as of December 31, 2008	92,371,192	$9,238	$16,978,351	$9,757	(17,640,969)	$(643,623)	$102,705	$(540,918)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)
(All amounts in US Dollars)

Three months ended December 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,039)	$(585,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,176	23,855
Warrant amortization	-	149,559
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(68,729)	2,821
Decrease (Increase) in other assets	(14,350)	3,756
(Decrease) Increase in accounts payable and accrued liabilities	13,061	(233,902)
Accrued interest on notes payable	8,559	(12,538)
Increase in deferred revenue	33,333	-
Non-controlling interest	1,081	(4,209)
Discontinued operations (Note 3)	-	(13,249)

NET CASH USED IN OPERATING ACTIVITIES	(30,908)	(669,096)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment, net of disposals	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	-	935,973
Issuance (repayment) of Notes Payable, net	42,019	(221,228)

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,019	714,745

Effect of exchange rate changes on cash and cash equivalents	(14,350)	(292)
NET INCREASE (DECREASE) IN CASH	(3,239)	45,357

CASH, and cash equivalents, beginning of period	24,623	128,328

CASH, and cash equivalents, end of period	$21,384	$173,685

Taxes Paid	$0	$0
Interest Paid	$0	$19,234

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

Effective June 30, 2006 AlphaRx International Holdings Limited. (“AIH”) acquired 100% of AlphaRx Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market.

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

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. Factors relating to going concern issues include working capital deficiencies, operating losses, shareholders’ deficits, and continued reliance on external funding sources. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of Promissory Notes, and private placements. The Company has contracted with two parties during the three months ended December 31, 2008 for research and development consulting services that could also result in future license fees and royalties. There is no assurance that such license fees or royalties will materialize.

NOTE 3. DISCONTINUED OPERATIONS

Interim statements of income and loss related to Flexogan sales, which were discontinued, were as follows:

Income Statements for three months ended December 31,	2008	2007
Sales	$-	$1,808
Gain from discontinued operations	$-	$1,808

There were no assets or liabilities remaining related to the discontinued operations as of December 31, 2008 and September 30, 2008.

NOTE 4. NOTES PAYABLE

The Company issued approximately $42,000 in promissory notes during the three months ended December 31, 2008. (During the three months ended December 31, 2007 the Company issued $154,000 in promissory notes, before a discount of $83,596). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

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

See also note 9 – Related Party Transactions.

NOTE 5. NON-CONTROLLING INTEREST

Effective June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”) issued 1,500 shares of its common stock to New Super Limited (“NSL”) at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). There are 10,000 common shares outstanding of which 8,500 or 85% belong to the Company. With the consolidation of only 85% of AIH, a non-controlling interest was established, representing net amounts owing to the non-controlling shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the interim consolidated financial statements of the Company.

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2008, there are 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share. (December 31, 2007 – 91,496,192)

The Company did not issue any shares of Common Stock during the three months ended December 31, 2008. During the three months ended December 31, 2007 the Company issued the following restricted shares of Common Stock:

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

NOTE 7. STOCK OPTION PLANS

The Company now has only one Stock Option Plan (the “2008 Plan”) under which officers, key employees, certain independent contractors, and independent directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock. All outstanding options currently expire no later than June 30, 2012. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

At the Company’s Annual General Meeting held November 26, 2008 a majority of stockholders approved amendments to the existing Stock Option Plans including, among others: (i) combining the 2004 and 2006 Plans into the “2008 Stock Option Plan” for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

As a result of the new terms governing the Company’s Stock Option Plan, the maximum number of options that can still be issued totals 4,310,000, regardless of whether existing options are exercised or cancelled.

During the three months ended December 31, 2008 no options were granted and no options were exercised.

Additional details of the 2004 and 2006 Plans, as at December 31, 2008, which were combined into the one remaining 2008 Plan, are as follows (the 2000 and 2003 Plans no longer exist in any form):

2008 Stock Option Plan	Number Granted/ (Exercised, Expired or Cancelled)	Issue Date	Exercise Price $	Share Price on Date of Grant $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	3.50
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	3.50
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	3.50
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	3.50
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	3.50
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	3.50
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	3.01
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at December 31, 2008
Weighted Average Exercise Price and Contractual Life of Options Remaining			$0.15			3.48

During the three months ended December 31, 2007 options to purchase 3,430,000 were exercised. Immediately thereafter the Company cancelled options to purchase 7,660,000 shares of Common Stock under the various Option Plans with the agreement of the option holders or in accordance with the Plans’ terms and conditions. Accordingly the 2000 Plan and the 2003 Plan no longer exist in any form. Also, the expiry period of options under the 2004 and 2006 Plans was accelerated, with the agreement of the option holders, such that all existing and future options will expire in less than five years.

Additional information with respect to the various Plans’ stock option during the three months ended December 31, 2007 was as follows:

Options outstanding September 30, 2007:	25,810,000
Options exercised under the 2004 and 2006 Plans:	(2,730,000)
Options exercised under the 2000 and 2003 Plans:	(700,000)
Options cancelled under the 2000 and 2003 Plans:	(1,020,000)
Options cancelled under the 2004 and 2006 Plans:	(6,640,000)

Options remaining December 31, 2007:	14,720,000

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company did not record any stock based compensation expense during the three months ended December 31, 2008 and 2007. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 8. WARRANTS

The Company did not issue any warrants, nor were any warrants exercised during the three month period ended December 31, 2008. The Company has the following warrants outstanding to purchase shares of Common Stock at December 31, 2008:

Outstanding as at September 30, 2008		Weighted Average Exercise Price			Weighted Average Contractual Life
7,260,000		$0.10			1.02
Activity during the three months ended December 31, 2008
(1,050,000)	Expired December 31, 2008
Outstanding as at December 31, 2008
6,210,000		$0.10			0.90
Below are details of the outstanding warrants as at December 31, 2008
	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
625,000	3/31/2007	0.10	0.10	3/31/2009	0.25	Issuance of Promissory Notes

585,000	9/30/2007	0.10	0.08	9/30/2009	0.75	Issuance of Promissory Notes

5,000,000	12/31/2007	0.10	0.26	12/31/2009	1.00	Private Placement of Units completed on Nov 14, 2007 and consisting of one share of common stock and one warrant.

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. The weighted average contractual life was calculated by multiplying the warrants by their remaining contractual life and dividing the total obtained by the total outstanding warrants. There were 12,370,000 warrants issued and outstanding as at December 31, 2007. The following table details warrant activity during the three months ended December 31, 2007:

Outstanding as of September 30, 2007	Weighted Average Exercise Price	Weighted Average Contractual Life
14,336,663	$0.22	0.53 Years
Activity during the three months ended December 31, 2007:
(5,204,160)	Expired October 13, 2007
5,000,000	Granted November 14, 2007 as part of a Private Placement of 5,000,000 units
770,000	Granted during Q1, 2008 based on issuance of Promissory Notes
(670,275)	Expired December 19, 2007
(1,862,228)	Exercised December 27, 2007 @ $0.10 per share
Outstanding as of December 31, 2007	Weighted Average Exercise Price	Weighted Average Contractual Life
12,370,000	$0.10	1.24 Years

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $154,000 during the three months ended December 31, 2007. These loans attracted interest at 12% per annum and were unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company) and managing director of AlphaRx Life Sciences Ltd. an 85% owned subsidiary of the Company, received a commission of $25,000 in conjunction with the sourcing of funds related to the $500,000 issuance of Common Stock during the three months ended December 31, 2007. The net proceeds to the Company were $475,000.

NOTE 10: RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted SFAS 160 – Non-controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a Company provides.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the condensed Notes thereto, appearing in this Form 10-Q. For additional information and complete financial statement note disclosure as of September 30, 2008, reference should be made to the annual Form 10-K filed during December 2008. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

We entered into a co-development agreement with a global specialty pharmaceutical company during October 2008 whereby we have been tasked to develop a novel drug formulation using our proprietary drug delivery technology. The company will have an exclusive option period to complete a commercialization agreement with us within six months of completion of the formulation. The extent and duration of consulting services for the initial phase have been finalized and work is underway on the formulation. It is too early to determine whether the formulations will be commercially feasible. There is no assurance that any further consulting services or any other form of revenues will materialize with this company.

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

Our objectives for the remainder of this fiscal year include:

  Deliver co-development services and initiate follow on formulations for our two customers;

  Pursue other co-development agreements, license and royalty arrangements;

  Seek and obtain capital funding to continue with our research initiatives including:

  Completion of pre-clinical studies of Zysolin and preparation of protocol for Phase I/II human trials;

  Initiation of Phase I human trials for Zysolin.

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

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. is seeking commercial arrangements and is responsible for the commercialization of Indaflex in China.

We suspended application to have the Company listed on the Toronto Stock Exchange – Venture Market during October 2008 due to market conditions and our stock price among other factors. Should market conditions improve in the future we may consider re-applying for a Canadian stock market listing. There is no assurance that we will re-apply for this or any other listing.

Overview of Results of Operations

The following tables summarize the results of operations for the eight quarters ended December 31, 2008:

Three	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Months	2008	2008	2008	2008	2007	2007	2007	2007
Ended	$	$	$	$	$	$	$	$
Net Sales	103,574	16,326	46,798	17,243	17,132	95,891	35,856	27,365
Net Loss	(21,039)	(59,252)	(293,761)	(397,255)	(585,189)	(227,583)	(462,236)	(469,640)
Net Loss per Share	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

The Company incurred a net loss of $21,039 for the three month period ended December 31, 2008 as compared to a net loss of $585,189 incurred for the same period a year ago, a decrease of $564,150 or about 96%. The Company signed two co-development agreements in the three months ended December 31, 2008 and generated $86,100 in consulting revenues for the period with no comparable revenue during the same period a year ago. Operations in research and development and general and administrative expenses have also been cost-restructured based on the absence of capital funding available in the current environment.

Revenues

Total revenues for the three-month period ended December 31, 2008 were $103,574 as compared to $17,132 generated for the same period a year ago, an increase of $86,442 or about 505%. Royalty revenues were comparable year over year at $17,474 for the three months ended December 31, 2008 as compared to $17,132 for the same period a year ago. The Company generated consulting revenues in the amount of $86,100 for the three months ended December 31, 2008 with no comparable revenues for the same period a year ago. Consulting revenues relate to the formulation of compounds for a larger pharmaceutical concern, which if pursued to commercialization, could result in license fees and royalties. There is no assurance, however, that any such license fee or royalty revenues will materialize.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $53,243 for the three month period ended December 31, 2008 as compared to $359,822 incurred for the same period a year ago, a decrease of $306,579 or about 85%. We incurred $149,559 in warrant amortization during the three months ended December 31, 2007 with no comparable expense in the current period. We also incurred $137,700 in investor relations and application fees for a Canadian stock exchange listing during the three months ended December 31, 2007 as compared to $9,023 in the current period (for investor relations only), a decrease of $128,677 or about 93%. With the improvement of the US Dollar compared to the Canadian dollar during the quarter, we realized a foreign exchange gain of $37,510 during the three months ended December 31, 2008 as compared to a foreign exchange loss of $9,926 incurred in the same period a year ago, an improvement of $47,436.

Savings during the three months ended December 31, 2007 included the writing off of reserves for sale returns - $6,556 and the forgiveness of certain legal fees totalling $20,677 for a total general and administrative expense reduction of $27,233. There were no comparable write offs or forgiveness of legal or other expenses during the three months ended December 31, 2008.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2008 were $42,959 as compared to $215,032 incurred for the same period a year ago, a decrease of $172,073 or about 80%. We currently have 3 full time staff as compared to 4 full time staff during the same period a year ago. Also, research staff costs were reduced during the three months ended December 31, 2008 as compared to the same period a year ago. Staff costs totalled $33,760 for the three months ended December 31, 2008 as compared to $120,398 incurred for the same period a year ago, a reduction of $86,638 or about 72%. We are realigning our costs to be more in line with revenue expectations until capital markets improve or additional funding is sourced. Research efforts will again increase in the future depending on the timing and availability of additional funds.

Depreciation

Depreciation totalled $17,176 for the three months ended December 31, 2008 as compared to $23,855 incurred during the same period a year ago, a decrease of $6,679 or about 29%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $9,804 for the three months ended December 31, 2008 as compared to a loss of $581,577 incurred for the same period a year ago, a decrease of $571,773 or 98%.

Interest Expense

Interest expense for the three months ended December 31, 2008 was $10,154 as compared to interest expense of $9,629 generated during the same period a year ago. There were similar levels of promissory notes outstanding during the two periods.

Gain from operations of Discontinued Component

We ceased entirely our sales of Flexogan during fiscal 2008 and hence no such sales were generated during the three months ended December 31, 2008 as compared to $1,808 in sales for the same period a year ago.

Net Income (loss) attributable to Non-Controlling Interest

We reflected a non-controlling interest loss of $1,081 for the three months ended December 31, 2008 as compared to an income of $4,209 for the same period a year ago, a decrease of $5,290. Non-Controlling interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.

Net Loss Attributable to AlphaRx, Inc.

As a result of the above revenues and expenses, we incurred a net loss of $21,039 for the three months ended December 31, 2008 as compared to a net loss of $585,189 incurred in the same period a year ago.

Cumulative Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries into U.S. Dollars. We incurred a translation adjustment gain of $16,461 for the three months ended December 31, 2008 as compared to a translation loss of $128 for the same period a year ago. The gain stems primarily from the strengthening of the US dollar versus the Canadian dollar during the period.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2008 the Company had working capital deficiency of $(670,207) as compared to a working capital deficiency of $(686,919) as at September 30, 2008. The Company has also increased its shareholders’ deficiency of $(643,623) as at December 31, 2008 as compared to a shareholders’ deficiency of $(639,045) as at September 30, 2008. We did not issue any stock during the three months ended December 31, 2008.

We issued 10,292,228 shares of Common Stock during the three months ended December 31, 2007. We used the resulting funds to repay all outstanding promissory notes and to improve our cash position and hence our working capital deficiency which led to an improved deficiency position as compared to the three months ended December 31, 2008.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream. We entered into two co-development agreements during the three months ended December 31, 2008 and we continue to seek out new arrangements. We also have licensing arrangements with Proprius Pharmaceuticals Inc. and a joint venture agreement with AlphaAP Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue nor purchase any equity securities during the three months ended December 31, 2008.

Warrants to purchase 1,050,000 shares of Common Stock expired on December 31, 2008. There were 92,371,192 shares of Common Stock issued and outstanding as of December 31, 2008 and there would be 112,841,192 shares of Common Stock issued and outstanding if all warrants and options were exercised as of December 31, 2008.

During the three months ended December 31, 2007 we issued the following securities and made amendments to our stock options and warrants as follows:

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

As a result of the above transactions there were 91,496,192 shares of Common Stock issued and outstanding, as of December 31, 2007 and there would be 123,496,192 shares of Common Stock issued and outstanding if all warrants and options were exercised as of December 31, 2007.

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

DATED: February 13, 2009

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /s/ Michael M. Lee
Michael M. Lee, Director

By:  /s/ David Milroy
David Milroy, Director

By: /s/ Ford Moore
Ford Moore, Director