Form 10-Q
period 2009-03-31
ALPHARX INC
filed 2009-05-15
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2009

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

The number of outstanding shares of registrant's Common Stock on May 14, 2009 was 92,371,192.

Transitional Small Business Disclosure Format.     Yes ☐         No ☒

ALPHARX, INC.

FORM 10-Q

MARCH 31, 2009

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31 2009 (Unaudited) and September 30, 2008 (Audited)	3

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2009 and March 31, 2008	4

Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of March 31, 2009 and September 30, 2008	5

Unaudited Interim Consolidated Statements of Cash Flow for the three and six months ended March 31, 2009 and March 31, 2008	6

Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 12

Management’s Discussion and Analysis of Financial Condition and Plan of Operation	13-17

Other Information	22

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND SEPTEMBER 30, 2008
(All amounts in US Dollars)

	March 31	September 30
	2009	2008
CURRENT ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents	$33,933	$24,623
Trade Accounts Receivable, net	68,529	6,076
Other Accounts Receivable	1,901	2,353
Other Assets	65,900	-
TOTAL CURRENT ASSETS	170,263	33,052

PROPERTY, PLANT and EQUIPMENT, net	110,370	149,498

TOTAL ASSETS	280,633	182,550

Going Concern (note 2)

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	330,305	316,306
Notes Payable (note 4)	447,542	403,665
Deferred Revenue	32,189	-
TOTAL CURRENT LIABILITIES	810,036	719,971

SHAREHOLDERS’ EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding March
31, 2009 and September 30, 2008: 92,371,192 (Notes 6-8)	9,238	9,238
Additional paid-in capital	16,978,351	16,978,351
Deficit	(17,617,549)	(17,619,930)
Accumulated Other Comprehensive Income/(loss)	(234)	(6,704)
TOTAL ALPHARX, INC. SHAREHOLDERS’ DEFICIT	(630,194)	(639,045)
Non-controlling Interest (Note 5)	100,791	101,624
TOTAL DEFICIT	(529,403)	(537,421)

TOTAL LIABILITIES AND DEFICIT	$280,633	$182,550

Signed: Dr. David Milroy	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(All amounts in US Dollars)
(UNAUDITED)

	3 months ended	3 months ended	6 months ended	6 months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

License Fees and Royalties	$14,455	$17,243	$31,929	$34,375
Consulting Revenues	149,654	-	235,754	-
Total Revenues	164,109	17,243	267,683	34,375

General and Administrative Expenses	72,495	211,846	125,738	571,668
Research and Development Expenses	44,262	190,402	87,221	405,434
Depreciation	15,168	17,376	32,344	41,231
INCOME/(LOSS)
FROM OPERATIONS	32,184	(402,381)	22,380	(983,958)

OTHER EXPENSES
Interest Expense, net	(11,820)	(3,680)	(21,974)	(13,309)

INCOME/(LOSS) BEFORE
INCOME TAXES	20,364	(406,061)	406	(997,267)

Income Tax	-	-	-	-

INCOME/(LOSS) FROM
CONTINUING OPERATIONS	20,364	(406,061)	406	(997,267)
Gain from Operations of Discontinued
Component, net of tax (note 3)	-	343	-	2,151
NET INCOME (LOSS)	$20,364	$(406,061)	$406	$(997,267)
Cumulative Translation Adjustment	(8,849)	4,802	7,612	4,674

COMPREHENSIVE INCOME/(LOSS)	$11,515	$(400,916)	$8,018	$(990,442)
Loss Attributable to
Non-Controlling Interest	587	9,183	1,975	13,373
NET INCOME/(LOSS)
ATTRIBUTABLE TO
ALPHARX, INC	20,951	(396,535)	2,381	(981,743)
Comprehensive Loss Attributable to
Non-Controlling Interest	(1,914)	(8,463)	(833)	(12,672)
COMPREHENSIVE INCOME/(LOSS)
ATTRIBUTABLE TO ALPHARX,
INC., NET OF TAX	$13,429	$(392,453)	$8,851	$(977,770)
Net Income/(Loss) per Share, basic and
diluted, attributable to AlphaRx, Inc.	$0.00	$(0.01)	$0.00	$(0.01)
Weighted Average Number of
Common Shares Outstanding	92,371,192	91,797,581	92,371,192	87,793,537

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2009
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock		AlphaRx, Inc. Shareholders
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total AlphaRx Inc. Shareholders Deficit	Non- controlling Interest	Total Equity (Deficit)

Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)	$116,986	$(341,812)
Warrants Amortization			131,832			131,832		131,832
Warrants exercised	2,737,228	273	273,450			273,723		273,723
Stock Options exercised	3,430,000	343	274,407			274,750		274,750
Private Placement	5,000,000	500	474,500			475,000		475,000
Foreign currency translation				(95)		(95)		(95)
Non- controlling interest							(15,362)	(15,362)

Net Loss 2008					(1,335,457)	(1,335,457)		(1,335,457)
Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,704)	(17,619,930)	(639,045)	101,624	(537,421)
Foreign Currency Translation				6,470		6,470	1,142	7,612

Non- controlling interest							(1,975)	(1,975)
Net Income for the Period					2,381	2,381		2,381

Balance as of March 31, 2009	92,371,192	$9,238	$16,978,351	$(234)	(17,617,549)	$(630,194)	$100,791	$(529,403)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	6 months	6 months
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) Attributable to AlphaRx, Inc.,	$20,951	$(396,535)	$2,381	$(981,743)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	15,168	17,376	32,344	41,231
Warrant amortization	-	48,236	-	197,795
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	6,728	(7,541)	(62,001)	(4,720)
Decrease (Increase) in prepaid expenses
and other assets	(51,550)	(9,962)	(65,900)	(6,206)
(Decrease) Increase in accounts payable
and accrued liabilities	938	6,852	13,999	(227,050)
Accrued interest on notes payable	10,574	1,105	19,133	(11,433)
Increase (decrease) in deferred revenue	(1,144)	-	32,189	-
Non-Controlling interest	(587)	(9,183)	(1,975)	(13,373)
Discontinued operations (Note 3)	-	(2,943)	-	(16,192)
NET CASH (USED IN) PROVIDED
BY OPERATING ACTIVITIES	1,078	(352,595)	(29,830)	(1,021,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	-	(414)	-	(414)
NET CASH USED IN INVESTING ACTIVITIES	-	(414)	-	(414)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	-	87,500	-	1,023,473
Issuance (repayment) of Notes Payable, net	25,193	153,522	67,212	(67,706)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	25,193	241,022	67,212	955,767

Effect of exchange rate changes
on cash and cash equivalents	(13,722)	6,604	(28,072)	6,312
NET INCREASE/(DECREASE) IN CASH	12,549	(105,383)	9,310	(60,026)

CASH, and cash equivalents, beginning of period	21,384	173,685	24,623	128,328

CASH, and cash equivalents, end of period	$33,933	$68,302	$33,933	$68,302

Taxes Paid	-	-	-	-
Interest Paid	-	2,599	-	21,833

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1. NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. Unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. Factors relating to going concern issues include working capital deficiencies, operating losses, shareholders’ deficits, and continued reliance on external funding sources. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of Promissory Notes, and private placements. The Company has contracted with two parties during the six months ended March 31, 2009 for research and development consulting services that could also result in future license fees and royalties. There is no assurance that such license fees or royalties will materialize.

NOTE 3. DISCONTINUED OPERATIONS

Interim statements of income and loss related to Flexogan sales, which were discontinued, were as follows:

Income statements	3 months,	3 months,	6 months,	6 months,
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Sales	-	$343	-	$2,151

Gain from discontinued Operations	-	$343	-	$2,151

There were no assets or liabilities related to the discontinued operations as of March 31, 2009 and September 30, 2008.

NOTE 4. NOTES PAYABLE

The Company issued approximately $67,000 in promissory notes, net of repayments during the six months ended March 31, 2009. During the six months ended March 31, 2008 the Company issued $154,000 in promissory notes, before a discount of $83,596.

Promissory notes bear interest at rates of 10% - 12% per annum and are repayable on the first anniversary date of issuance. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2009, and 2008 there are 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

The Company did not issue any shares of Common Stock during the six months ended March 31, 2009. During the six months ended March 31, 2008 the Company issued 11,167,228 restricted shares of Common Stock as follows:

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

NOTE 7. STOCK OPTION PLANS

The Company has only one Stock Option Plan (the “2008 Plan”) under which officers, key employees, certain independent contractors, and independent directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock. All outstanding options currently expire no later than June 30, 2012. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

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

During the six months ended March 31, 2009 no options were granted and no options were exercised.

Additional details of the 2008 Plan are as follows:

2008 Stock Option Plan	Number Granted/ (Exercised, Expired or Cancelled)	Issue Date	Exercise Price $	Share Price on Date of Grant $	Expiry Date	Remaining Contractual Life (Years)
Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	3.25
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	3.25
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	3.25
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	3.25
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	5/25/2010	1.14
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	3.25
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	2.76
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-

Remaining	14,260,000	As at March 31, 2009
Weighted Average Exercise Price and Contractual Life of Options Remaining			$0.15			3.23

During the six months ended March 31, 2008 options to purchase 3,430,000 were exercised and options to purchase 7,660,000 shares of Common Stock under the various Option Plans were cancelled with the agreement of the option holders or in accordance with the Plans’ terms and conditions. Accordingly the 2000 Plan and the 2003 Plan no longer exist in any form. Also, the expiry period of options under the 2004 and 2006 Plans was accelerated, with the agreement of the option holders, such that all existing and future options will expire in less than five years.

Additional information with respect to the various Plans’ stock option during the six months ended March 31, 2008 was as follows:

Options outstanding September 30, 2007:	25,810,000
Options exercised under the 2004 and 2006 Plans:	(2,730,000)
Options exercised under the 2000 and 2003 Plans:	(700,000)
Options cancelled under the 2000 and 2003 Plans:	(1,020,000)
Options cancelled under the 2004 and 2006 Plans:	(6,640,000)
Options expired February 10, 2008:	(460,000)

Options remaining March 31, 2008:	14,260,000

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company did not record any stock based compensation expense during the six months ended March 31, 2009 and 2008. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 8. WARRANTS

The Company did not issue any warrants, nor were any warrants exercised during the six-month period ended March 31, 2009. The Company issued 3,000,000 warrants on April 1, 2009 exercisable at $0.03 per share in exchange for financial advisory services. See Subsequent Event Note 10 below. The Company has the following warrants outstanding to purchase shares of Common Stock at March 31, 2009:

Outstanding		Weighted			Weighted
as at		Average			Average
September		Exercise			Contractual
30, 2008		Price			Life
7,260,000		$ 0.10			1.02
Activity during the six months ended March 31, 2009
(1,050,000)	Expired December 31, 2008
(625,000)	Expired March 31, 2009
Outstanding
as at March
31, 2009
5,585,000		$ 0.10			0.72
Details of outstanding warrants as at March 31, 2009
Share
Price
			on		Remaining
		Exercise	Grant	Expiry	Contractual
	Issue Date	Price $	Date $	Date	Life (Years)	Reason for Issuance
585,000	9/30/2007	0.10	0.08	9/30/2009	0.50	Issuance of Promissory Notes
5,000,000	12/31/2007	0.10	0.26	12/31/2009	0.75	Private Placement of Units completed on Nov 14, 2007 and consisting of one share of common stock and one warrant.

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. The weighted average contractual life was calculated by multiplying the warrants by their remaining contractual life and dividing the total obtained by the total outstanding warrants. There were 8,145,000 warrants issued and outstanding as at March 31, 2008. The following table details warrant activity during the six months ended March 31, 2008:

Outstanding	Weighted	Weighted
as of	Average	Average
September	Exercise	Contractual
30, 2007	Price	Life
14,336,663	$0.22	0.53 Years
Activity during the six months ended March 31, 2008:
(5,204,160)	Expired October 13, 2007
5,000,000	Granted November 14, 2007 as part of a Private Placement of 5,000,000 units
770,000	Granted during Q1, 2008 based on issuance of Promissory Notes
(670,275)	Expired December 19, 2007
(1,862,228)	Exercised December 27, 2007 @ $0.10 per share
(300,000)	Expired February 28, 2008
(875,000)	Exercised February 28, 2008 @ $0.10 per share
(3,050,000)	Expired March 31, 2008
Outstanding	Weighted	Weighted
as of March	Average	Average
31, 2008	Exercise	Contractual
	Price	Life
8,145,000	$0.10	1.53 Years

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors loaned the Company approximately $45,000 net of repayments during the six months ended March 31, 2008. These loans attract interest at 12% per annum and are unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company), received a commission of $25,000 in conjunction with the sourcing of private placement funds related to the $500,000 issuance of Common Stock during the six months ended March 31, 2008. The net proceeds to the Company were $475,000.

NOTE 10: SUBSEQUENT EVENT

On April 1, 2009 the Company entered into an advisory agreement with First Scion Investments Limited. In exchange for 3,000,000 warrants to purchase shares of Common Stock exercisable for a period of 5 years at $0.03 per share, the Company will receive financial and other advisory services.

NOTE 11: RECLASSIFICATIONS

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

During March 2008 Cypress Bioscience, Inc. (“Cypress”) completed the acquisition of our partner Proprius Pharmaceuticals Inc. (“Proprius”). Proprius has development and commercialization rights for Indaflex – our topical cream for the treatment of osteoarthritis of the knee. Additional funding is now available through Cypress in order to further Phase II and III human trials for Indaflex and continue the FDA application process. Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances or guarantees that Proprius and or Cypress will continue with human trials of Indaflex.

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly-owned subsidiary AlphaRx Life Sciences Ltd. is seeking commercial arrangements and is responsible for the commercialization of Indaflex and other potential product candidates in China.

We suspended application to have the Company listed on the Toronto Stock Exchange – Venture Market during October 2008 due to market conditions and our stock price among other factors.

Overview of Results of Operations

The following tables summarize the results of operations for the eight quarters ended March 31, 2009:

Three Months Ended	Mar 31 2009 $	Dec 31 2008 $	Sep 30 2008 $	June 30 2008 $	Mar 31 2008 $	Dec 31 2007 $	Sep 30 2007 $	Jun 30 2007 $
Net Sales	164,109	103,574	16,326	46,798	17,243	17,132	95,891	35,856
Net Income (Loss)	20,951	(21,039)	(59,252)	(293,761)	(397,255)	(585,189)	(227,583)	(462,236)
Net Income (Loss) per Share	0.00	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2009, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2008

The Company generated net income, for the first time in its history, of $2,381 for the six-month period ended March 31, 2009 as compared to a net loss of $(981,743) incurred for the same period a year ago, an improvement of $984,124. The Company signed two co-development agreements in the six months ended March 31, 2009 and generated $235,754 in consulting revenues for the period with no comparable revenue during the same period a year ago. Operations in research and development and general and administrative expenses have also been cost-restructured based on the absence of capital funding available in the current environment.

Revenues

Total revenues for the six-month period ended March 31, 2009 were $267,683 as compared to $34,375 generated for the same period a year ago, an increase of $233,308 or about 679%. Royalty revenues were comparable year over year at $31,929 for the six months ended March 31, 2009 as compared to $34,375 for the same period a year ago. The Company generated consulting revenues in the amount of $235,754 for the six months ended March 31, 2009 with no comparable revenues for the same period a year ago. Consulting revenues relate to the formulations of compounds for our customers, which if pursued to commercialization, could result in license fees and royalties. There is no assurance, however, that any such license fees or royalty revenues will materialize.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $125,738 for the six month period ended March 31, 2009 as compared to $571,668 incurred for the same period a year ago, a decrease of $445,930 or about 78%. We did not incur any warrant amortization expense in the six months ended March 31, 2009 as compared to $197,795 in warrant amortization during the same period a year ago. As no new warrants were issued during the six months ended March 31, 2009, no such expense was incurred. We incurred $11,156 in investor relations expenses during the six months ended March 31, 2009 as compared to $215,924 in investor relations, legal and application fees for a Canadian stock exchange listing during the six months ended March 31, 2008, a decrease of $204,768 or about 95%. We are no longer pursuing a listing in Canada due to the current difficult economic circumstances. With the improvement of the US Dollar compared to the Canadian dollar during the period, we realized a foreign exchange gain of $58,551 during the six months ended March 31, 2009 as compared to a foreign exchange loss of $6,329 incurred in the same period a year ago, an improvement of $64,880.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2009 were $87,221 as compared to $405,434 incurred for the same period a year ago, a decrease of $318,213 or about 78%. We currently have 3 full time staff as compared to 4 full time staff during the same period a year ago thereby reducing research and development staff costs. Staff costs totalled $66,818 for the six months ended March 31, 2009 as compared to $190,659 incurred for the same period a year ago, a reduction of $123,841 or about 65%. We have not retained any outside research and development services during the six months ended March 31, 2009 whereas during the same period a year ago, we incurred $151,198 in third party research and development expenses primarily related to animal testing for certain product candidates. We incurred $10,935 in lab supplies during the six months ended March 31, 2009 as compared to $22,937 incurred during the same period a year ago, a decrease of $12,002 or about 52%. During animal testing in fiscal 2008 more supplies were required to conduct the testing as compared to the current period. We incurred $5,356 in equipment operating leasing expense during the six months ended March 31, 2009 as compared to $33,195 incurred in the same period a year ago, a decrease of $27,839 or about 84%. We are re-aligning our costs to be more in line with revenue expectations until capital markets improve or additional funding is sourced. Research efforts will again increase in the future depending on the timing and availability of additional funds.

Depreciation

Depreciation totalled $32,344 for the six months ended March 31, 2009 as compared to $41,231 incurred during the same period a year ago, a decrease of $8,887 or about 22%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Income (Loss) from Operations

Income (loss) from operations was $22,380 for the six months ended March 31, 2009 as compared to a loss of $(983,958) incurred for the same period a year ago, an improvement of $1,006,338. Significant increase in revenues coupled with reduced expenses as compared to the same period a year ago has resulted in net income for the Company.

Interest Expense

Interest expense for the six months ended March 31, 2009 was $21,974 as compared to interest expense of $13,309 generated during the same period a year ago. There were approximately $447,0000 in promissory notes outstanding as of March 31, 2009 as compared to approximately $155,000 as of March 31, 2008, causing the increase in interest expense in the current period versus the same period a year ago.

Gain from operations of Discontinued Component

We ceased entirely our sales of Flexogan during fiscal 2008 and hence no such sales were generated during the six months ended March 31, 2009 as compared to $2,151 in sales for the same period a year ago.

Loss attributable to Non-Controlling Interest

We reflected a loss attributable to non-controlling interest of $1,975 for the six months ended March 31, 2009 as compared to $13,373 for the same period a year ago, a decrease of $11,398. Non-Controlling interest represents our minority shareholder’s proportionate interest (15%) in our 85% owned subsidiary – AIH. The reduction in our expenses resulting from the non-controlling interest, when compared to the same period a year ago, has decreased as the losses in AIH and its wholly owned subsidiary AlphaRx Life Sciences Ltd. have decreased due to the lack of additional funding restricting our activities in China.

Net Income (Loss) Attributable to AlphaRx, Inc.

As a result of the above revenues and expenses, we generated a net income of $2,381 for the six months ended March 31, 2009 as compared to a net loss of $(981,743) incurred in the same period a year ago.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The Company generated net income, for the first time in its history, of $20,951 for the three-month period ended March 31, 2009 as compared to a net loss of $(396,535) incurred for the same period a year ago, an improvement of $417,486. The Company generated $149,654 in consulting revenues for the period with no comparable revenue during the same period a year ago. Operations in research and development and general and administrative expenses have also been cost-restructured based on the absence of capital funding available in the current environment. The cost reductions in turn, contributed to the overall net income results.

Revenues

Total revenues for the three-month period ended March 31, 2009 were $164,109 as compared to $17,243 generated for the same period a year ago, an increase of $146,866 or about 851%. Royalty revenues were comparable year over year at $14,455 for the three months ended March 31, 2009 as compared to $17,243 for the same period a year ago. The Company generated consulting revenues in the amount of $149,654 for the three months ended March 31, 2009 with no comparable revenues for the same period a year ago. Consulting revenues relate to the formulations of compounds for our customers, which if pursued to commercialization, could result in license fees and royalties. There is no assurance, however, that any such license fees or royalty revenues will materialize.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $72,495 for the three month period ended March 31, 2009 as compared to $211,846 incurred for the same period a year ago, a decrease of $139,351 or about 66%. We did not incur any warrant amortization expense in the three months ended March 31, 2009 as compared to $48,236 in warrant amortization during the same period a year ago. As no new warrants were issued during the three months ended March 31, 2009, no such expense was incurred. We incurred $2,133 in investor relations expenses during the three months ended March 31, 2009 as compared to $137,700 in investor relations, legal and application fees for a Canadian stock exchange listing during the same period a year ago, a decrease of $135,567 or about 98%. We are no longer pursuing a listing in Canada due to the current difficult economic circumstances. With the improvement of the US Dollar compared to the Canadian dollar during the period, we realized a foreign exchange gain of $21,041 during the three months ended March 31, 2009 as compared to a foreign exchange gain of $3,597 generated in the same period a year ago, an improvement of $17,444. We incurred $39,035 in administrative staff costs during the three months ended March 31, 2009 as compared to $61,947 incurred during the same period a year ago, a decrease of $22,912 or about 37%. Although staffs count remains the same between periods, reduction in salary and consulting rates caused the reduction.

During the three months ended March 31, 2008 we settled a dispute regarding financial consulting services provided by a supplier resulting in an expense recovery of $120,000. There was no such expense recovery experienced during the three months ended March 31, 2009. Finally, we did not incur any business and other employer taxes in our China subsidiary during the three months ended March 31, 2009 as compared to $18,680 incurred during the same period a year ago. Other savings during the three months ended included reduced rent, reduced insurance, and reduced travel when compared to the same period a year ago.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended March 31, 2009 were $44,262 as compared to $190,402 incurred for the same period a year ago, a decrease of $146,140 or about 77%. We currently have 3 full time staff as compared to 4 full time staff during the same period a year ago thereby reducing research and development staff costs. Staff costs totalled $33,058 for the three months ended March 31, 2009 as compared to $70,261 incurred for the same period a year ago, a reduction of $37,203 or about 53%. We have not retained any outside research and development services during the three months ended March 31, 2009 whereas during the same period a year ago, we incurred $76,026 in third party research and development expenses primarily related to animal testing for certain product candidates. We did not incur any research and development expenses in China during the three months ended March 31, 2009 as compared to $9,909 during the same period a year ago. We incurred $2,642 in equipment operating lease expense during the three months ended March 31, 2009 as compared to $21,244 incurred in the same period a year ago, a decrease of $18,602 or about 87%. Research efforts are critical to the future potential revenues and commercial success of the Company and will increase as soon as additional funding becomes available.

Depreciation

Depreciation totalled $15,168 for the three months ended March 31, 2009 as compared to $17,376 incurred during the same period a year ago, a decrease of $2,208 or about 13%. Certain assets are now fully depreciated resulting in decreasing depreciation expense. There have been no new asset purchases since 2007. Should any assets become permanently impaired they are written off to income as determined.

Income (Loss) from Operations

Income from operations was $32,184 for the three months ended March 31, 2009 as compared to a loss of $(402,381) incurred for the same period a year ago, an improvement of $434,565. A more than nine-fold increase in revenues coupled with reduced expenses as compared to the same period a year ago has resulted in net income for the Company.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $11,820 as compared to interest expense of $3,680 generated during the same period a year ago. There were approximately $447,0000 in promissory notes outstanding as of March 31, 2009 as compared to approximately $155,000 as of March 31, 2008, causing the increase in interest expense in the current period versus the same period a year ago.

Gain from operations of Discontinued Component

We ceased entirely our sales of Flexogan during fiscal 2008 and hence no such sales were generated during the three months ended March 31, 2009 as compared to $343 in sales for the same period a year ago.

Loss attributable to Non-Controlling Interest

We reflected a loss attributable to non-controlling interest of $587 for the three months ended March 31, 2009 as compared to $9,183 for the same period a year ago, a decrease of $8,596. Non-Controlling interest represents our minority shareholder’s proportionate interest (15%) in our 85% owned subsidiary – AIH. The reduction in our expenses resulting from the non-controlling interest, when compared to the same period a year ago, has decreased as the losses in AIH and its wholly owned subsidiary AlphaRx Life Sciences Ltd. have decreased due to the lack of additional funding restricting our activities in China.

Net Income (Loss) Attributable to AlphaRx, Inc.

As a result of the above revenues and expenses, we generated a net income of $20,951 for the three months ended March 31, 2009 as compared to a net loss of $(396,535) incurred in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2009 the Company had working capital deficiency of $(639,773) as compared to a working capital deficiency of $(686,919) as at September 30, 2008. We did not issue any stock during the six months ended March 31, 2009 as compared to issuance of 11,167,228 restricted shares of Common Stock during the six months ended March 31, 2008.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream. We entered into two co-development agreements during the six months ended March 31, 2009 and we continue to seek out new arrangements. We also have licensing arrangements with Proprius Pharmaceuticals Inc. and a joint venture agreement with AlphaAP Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue nor purchase any equity securities during the six months ended March 31, 2009.

Warrants to purchase 1,675,000 shares of Common Stock expired during the six months ended March 31, 2009. There were 92,371,192 shares of Common Stock issued and outstanding as of March 31, 2009 and there would be 112,216,192 shares of Common Stock issued and outstanding if all warrants and options were exercised as of March 31, 2009.

During the six months ended March 31, 2008 we issued the following securities and made amendments to our stock options and warrants as follows:

We issued 875,000 shares of Common Stock on February 28, 2008 resulting from the exercise of warrants. We issued 5,000,000 shares of Common Stock plus 5,000,000 warrants to purchase shares of Common Stock on November 14, 2007 in a private placement for net proceeds of $475,000. We issued 3,430,000 shares of Common Stock as a result of option exercises on December 27, 2007. Total proceeds were $274,750. Finally we issued 1,862,228 shares of Common Stock as a result of warrant exercises on December 27, 2007. Total proceeds were $186,223.

We cancelled options to purchase 7,660,000 shares of Common Stock in accordance with the Stock Option Plan terms and conditions and with the agreement of existing option holders during the six months ended March 31, 2008. No new options have been issued since then.

During the six months ended March 31, 2008 warrants to purchase 9,224,435 shares of Common Stock expired. We also issued 5,770,000 new warrants in conjunction with the private placement of 5,000,000 shares of Common Stock and in conjunction with the issuance of $154,000 in promissory notes.

As a result of the above transactions there were 92,371,192 shares of Common Stock issued and outstanding, as of March 31, 2008.

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

DATED: May 15, 2009

ALPHARx, INC.

By: /s/ Michael M. Lee
       Michael M. Lee, Chief Executive Officer

Directors:

By: /s/ Michael M. Lee
       Michael M. Lee, Director

By: /s/ David Milroy
       David Milroy, Director

By: /s/ Ford Moore
       Ford Moore, Director