Form 10-Q
period 2009-06-30
ALPHARX INC
filed 2009-08-13
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2009

OR

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: ________  to ________

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

Yes ☒                No ☐

The number of outstanding shares of registrant's Common Stock on August 12, 2009 was 92,371,192.

Transitional Small Business Disclosure Format.

Yes ☐                No ☒

ALPHARX, INC.

FORM 10-Q

JUNE 30, 2009

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as at June 30, 2009 (Unaudited) and September 30, 2008 (Audited)	3
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2009 and June 30, 2008	4
Unaudited Interim Consolidated Statements of Changes in Shareholders' Deficit for the period ended June 30, 2009	5
Unaudited Interim Consolidated Statements of Cash Flow for the three and nine months ended June 30, 2009 and June 30, 2008	6
Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 12
Management's Discussion and Analysis of Financial Condition and Plan of Operation	13-20
Other Information, signatures and exhibits	21

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND SEPTEMBER 30, 2008
(All amounts in US Dollars)

	June 30, 2009	September 30, 2008
	Unaudited	Audited
CURRENT ASSETS

Cash and Cash Equivalents	$94,570	$24,623
Accounts Receivable, net	6,956	8,429
Other Assets	3,259	-
TOTAL CURRENT ASSETS	104,785	33,052

PROPERTY, PLANT and EQUIPMENT, net	98,271	149,498

TOTAL ASSETS	203,056	182,550

Going Concern (note 2)

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	372,793	316,306
Notes Payable (note 4)	526,408	403,665
Deferred Revenue	34,910	-
TOTAL CURRENT LIABILITIES	934,111	719,971

SHAREHOLDERS' EQUITY/(DEFICIT)
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding June 30, 2009 and September 30, 2008: 92,371,192 (Notes 6-8)	9,238	9,238
Additional paid-in capital	17,015,213	16,978,351
Deficit	(17,853,244)	(17,619,930)
Accumulated Other Comprehensive Income/(loss)	(3,394)	(6,704)
TOTAL ALPHARX, INC. SHAREHOLDERS' DEFICIT	(832,187)	(639,045)
Non-controlling Interest (Note 5)	101,132	101,624
TOTAL DEFICIT	(731,055)	(537,421)

TOTAL LIABILITIES AND DEFICIT	$203,056	$182,550

Signed: Michael Lee	Signed: Dr. David Milroy
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(All amounts in US Dollars)
(UNAUDITED)

	3 months ended	3 months ended	9 months ended	9 months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Royalties	$16,323	$46,798	$48,252	$81,173
Consulting Revenues	4,659	-	240,413	-
Total Revenues	20,982	46,798	288,665	81,173

General and Administrative Expenses	184,883	176,523	310,621	748,191
Research and Development Expenses	39,586	137,189	126,807	542,623
Depreciation	16,444	18,775	48,788	60,006
LOSS FROM OPERATIONS	(219,931)	(285,689)	(197,551)	(1,269,647)

OTHER EXPENSES
Interest Expense, net	(14,865)	(9,792)	(36,839)	(23,101)

LOSS BEFORE INCOME TAXES	(234,796)	(295,481)	(234,390)	(1,292,748)

Income Tax	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(234,796)	(295,481)	(234,390)	(1,292,748)
Gain from Operations of Discontinued Component, net of tax (note 3)	-	-	-	2,151
NET LOSS	(234,796)	(295,481)	(234,390)	(1,290,597)
Cumulative Translation Adjustment	(3,718)	(6,060)	3,894	(1,387)

COMPREHENSIVE LOSS	$(238,514)	$(301,541)	$(230,496)	$(1,291,984)
(Loss)/Income Attributable to Non-Controlling Interest	899	(811)	(1,076)	(14,184)
NET LOSS ATTRIBUTABLE TO ALPHARX, INC	(235,695)	(294,670)	(233,314)	(1,276,413)
Comprehensive (Loss)/ Income Attributable to Non-Controlling Interest	1,417	(1,720)	584	(14,392)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX, INC., NET OF TAX	(239,931)	(299,821)	(231,080)	(1,277,592)
Net Income/(Loss) per Share, basic and diluted, attributable to AlphaRx, Inc.	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	92,371,192	92,371,192	92,371,192	89,319,422

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2009
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock		AlphaRx, Inc. Shareholders

				Accumulated		Total
			Additional	Other Com-	Retained	AlphaRx	Non-	Total
	Number of		Paid in	prehensive	Earnings	Inc.	controlling	Equity
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Shareholders	Interest	(Deficit)
						Deficit
Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)	$116,986	$(341,812)
Warrants Amortization			131,832			131,832		131,832
Warrants exercised	2,737,228	273	273,450			273,723		273,723
Stock Options exercised	3,430,000	343	274,407			274,750		274,750
Private Placement	5,000,000	500	474,500			475,000		475,000
Foreign currency translation				(95)		(95)		(95)
Non- controlling interest							(15,362)	(15,362)
Net Loss 2008					(1,335,457)	(1,335,457)		(1,335,457)
Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,704)	(17,619,930)	(639,045)	101,624	(537,421)
Warrants Amortization			73,725			73,725		73,725
Unamortized Warrants			(36,863)			(36,863)		(36,863)
Foreign Currency Translation				3,310		3,310	584	3,894
Non- controlling interest							(1,076)	(1,076)
Net Loss for the Period					(233,314)	(233,314)		(233,314)
Balance as of June 30, 2009	92,371,192	$9,238	$17,015,213	$(3,394)	(17,853,244)	$(832,187)	$101,132	$(731,055)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	9 months	9 months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to AlphaRx, Inc.	$(235,695)	$(294,670)	$(233,314)	$(1,276,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,444	18,775	48,788	60,006
Warrant amortization	-	-	-	197,795
Issuance of Warrants for services rendered	36,862	-	36,862	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	63,474	(25,667)	1,473	(30,386)
Decrease (Increase) in other assets	62,641	(573)	(3,259)	(6,779)
(Decrease) Increase in accounts payable and accrued liabilities	49,728	56,137	56,487	(170,913)
Accrued interest on notes payable	8,787	7,269	27,920	3,059
Increase (decrease) in deferred revenue	(2,721)	-	34,910	-
Non-Controlling interest	(899)	(811)	(1,076)	(14,184)
Discontinued operations (Note 3)	-	(1,656)	-	(17,848)
NET CASH USED IN OPERATING ACTIVITIES	(1,379)	(241,196)	(31,209)	(1,255,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	-	(9,569)	-	(9,983)
NET CASH USED IN INVESTING ACTIVITIES	-	(9,569)	-	(9,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	-	-	-	1,023,473
Issuance of Notes Payable, net of repayments	44,553	228,585	111,765	160,879
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,553	228,585	111,765	1,184,352

Effect of exchange rate changes on cash and cash equivalents	17,463	(5,987)	(10,609)	(6,899)
NET INCREASE/(DECREASE) IN CASH	60,637	(28,167)	69,947	(88,193)

CASH, and cash equivalents, beginning of period	33,933	68,302	24,623	128,328

CASH, and cash equivalents, end of period	$94,570	$40,135	$94,570	$40,135

Taxes Paid	-	-	-	-
Interest Paid	6,227	1,586	6,227	23,419

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1. NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. Unaudited interim consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. Factors relating to going concern issues include working capital deficiencies, operating losses, shareholders' deficits, and continued reliance on external funding sources. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of Promissory Notes, and private placements. The Company has contracted with two parties during the nine months ended June 30, 2009 for research and development consulting services that could also result in future license fees and royalties. There is no assurance that such license fees or royalties will materialize.

NOTE 3. DISCONTINUED OPERATIONS

Interim statements of income and loss related to Flexogan sales, which were discontinued, were as follows:

Income statements	3 months,	3 months,	9 months,	9 months,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	-	-	-	$2,151
Gain from discontinued Operations	-	-	-	$2,151

There were no assets or liabilities related to the discontinued operations as of June 30, 2009 and September 30, 2008.

NOTE 4. NOTES PAYABLE

The Company issued approximately $111,765 in promissory notes, net of repayments during the nine months ended June 30, 2009. During the nine months ended June 30, 2008 the Company issued $382,107 in promissory notes, before a discount of $83,596.

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

NOTE 6. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2009, and 2008 there are 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

The Company did not issue any shares of Common Stock during the nine months ended June 30, 2009. During the nine months ended June 30, 2008 the Company issued 11,167,228 restricted shares of Common Stock as follows:

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

NOTE 7. STOCK OPTION PLAN

The Company has only one Stock Option Plan (the “2008 Plan”) under which officers, key employees, certain independent contractors, and independent directors may be granted options to purchase shares of the Company's authorized but unissued Common Stock. All outstanding options currently expire no later than June 30, 2012. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

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

As a result of the new terms governing the Company's Stock Option Plan, the maximum number of options that can still be issued totals 4,310,000, regardless of whether existing options are exercised or cancelled.

During the nine months ended June 30, 2009 no options were granted and no options were exercised.

Additional details of the 2008 Plan are as follows:

	Number Granted/			Share
	(Exercised,			Price on		Remaining
2008 Stock	Expired or		Exercise	Date of		Contractual
Option Plan	Cancelled)	Issue Date	Price $	Grant $	Expiry Date	Life (Years)
Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	3.00
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	3.00
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	3.00
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	3.00
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	5/25/2010	0.89
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	3.00
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	2.51
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at June 30, 2009
Weighted Average Exercise Price and Contractual Life of Options Remaining			$0.15			2.98

During the nine months ended June 30, 2008 options to purchase 3,430,000 were exercised and options to purchase 7,660,000 shares of Common Stock under the various Option Plans were cancelled with the agreement of the option holders or in accordance with the Plans' terms and conditions. Accordingly the 2000 Plan and the 2003 Plan no longer exist in any form. Also, the expiry period of options under the 2004 and 2006 Plans was accelerated, with the agreement of the option holders, such that all existing and future options will expire in less than five years.

Additional information with respect to the various Plans' stock option during the nine months ended June 30, 2008 was as follows:

Options outstanding September 30, 2007:	25,810,000
Options exercised under the 2004 and 2006 Plans:	(2,730,000)
Options exercised under the 2000 and 2003 Plans:	(700,000)
Options cancelled under the 2000 and 2003 Plans:	(1,020,000)
Options cancelled under the 2004 and 2006 Plans:	(6,640,000)
Options expired February 10, 2008:	(460,000)

Options remaining June 30, 2008:	14,260,000

The Company has adopted the fair value accounting for employee stock options as per SFAS 123(R) using the modified retrospective application method, effective April 1, 2005. The Company did not record any stock based compensation expense during the nine months ended June 30, 2009 and 2008. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 8. WARRANTS

The Company issued 3,000,000 warrants as of April 1, 2009 exercisable at $0.03 per share in exchange for financial advisory services. The warrants expire on March 31, 2014. Warrant amortization in the amount of $73,725 was calculated using the Black-Sholes pricing model and the following assumptions: expected volatility of 115.36%, risk free rate of return of 3.65%, expected life of 5 years, a nil dividend rate and a nil forfeiture rate.

There were no warrants exercised during the nine-month period ended June 30, 2009. The Company had 8,585,000 warrants outstanding to purchase shares of Common Stock at June 30, 2009. Activity for warrants for the nine months ended June 30, 2009 and warrant details as at June 30, 2009 are detailed as follows:

Outstanding	Weighted	Weighted
as at	Average	Average
September	Exercise	Contractual
30, 2008	Price	Life (Years)
7,260,000	$0.10	1.02

Activity during the nine months ended June 30, 2009

(1,050,000)	Expired December 31, 2008
(625,000)	Expired March 31, 2009
3,000,000	Issued on April 1, 2009 exercisable at $0.03 per share, expiring March 31, 2014

Outstanding	Weighted	Weighted
as at	Average	Average
June	Exercise	Contractual
30, 2009	Price	Life (Years)
8,585,000	$0.08	2.06

Details of outstanding warrants as at June 30, 2009

			Share
			Price
			on		Remaining
		Exercise	Grant	Expiry	Contractual
	Issue Date	Price $	Date $	Date	Life (Years)	Reason for Issuance
585,000	9/30/2007	0.10	0.08	9/30/2009	0.25	Issuance of Promissory
						Notes
5,000,000	12/31/2007	0.10	0.26	12/31/2009	0.50	Private Placement of
						Units completed on
						Nov 14, 2007 and
						consisting of one share
						of common stock and
						one warrant.
3,000,000	4/1/2009	0.03	0.03	3/31/2014	4.75	Financial advisory
						services

The weighted average exercise price was calculated by multiplying the warrants by their exercise price and dividing the total obtained by the total outstanding warrants. The weighted average contractual life was calculated by multiplying the warrants by their remaining contractual life and dividing the total obtained by the total outstanding warrants.

There were 7,375,000 warrants issued and outstanding as at June 30, 2008. The following table details warrant activity during the nine months ended June 30, 2008:

Outstanding as of September 30, 2007	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
14,336,663	$0.22	0.53

Activity during the nine months ended June 30, 2008:

(5,204,160)	Expired October 13, 2007
5,000,000	Granted November 14, 2007 as part of a Private Placement of 5,000,000 units
770,000	Granted during Q1, 2008 based on issuance of Promissory Notes
(670,275)	Expired December 19, 2007
(1,862,228)	Exercised December 27, 2007 at $0.10 per share
(300,000)	Expired February 28, 2008
(875,000)	Exercised February 28, 2008 at $0.10 per share
(3,050,000)	Expired March 31, 2008
(770,000)	Cancelled during three months ended June 30, 2008

Outstanding	Weighted	Weighted
as at	Average	Average
June	Exercise	Contractual
30, 20098	Price	Life (Years)
7,375,000	$0.10	1.28

NOTE 9: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from directors. The directors did not loan any funds to the Company during the nine months ended June 30, 2009 (approximately $56,000 net of repayments during the nine months ended June 30, 2008). These loans attract interest at 12% per annum and are unsecured.

Edward Lee, brother of Michael Lee (President & CEO of the Company), received a commission of $25,000 in conjunction with the sourcing of private placement funds related to the $500,000 issuance of Common Stock during the nine months ended June 30, 2008. The net proceeds to the Company were $475,000.

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

General

AlphaRx, Inc. is a drug delivery company specializing in the development and improvement of FDA approved drugs by reformulating drugs via the application of its proprietary site-specific nano drug delivery technology. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our drug delivery system -Bioadhesive Colloidal Dispersion (“BCD™”) drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules. Drugs reformulated with our technology provide drug manufacturers with the potential to extend patent protection for existing drugs.

We no longer pursue direct commercialization of our products via advanced clinical trials, marketing and sales nor do we intend to pursue such activities of any newly developed product candidates. The absence of significant ongoing funding required to obtain necessary FDA and other country approvals and promote a product successfully into the market are the principal factors limiting our ability to commercialize and directly market our proprietary products. We are and will continue to seek out established collaborative partners, distributors and licensees to commercialize and market our products in exchange for milestone payments and royalties.

The costs incurred for individual research and development initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our Bioadhesive Colloidal Dispersion drug delivery technology to the specific drug in order to improve that drug's effectiveness; and (iii) we do not maintain a time control system to separately classify research and development activities between similar initiatives.

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

Finally, our failure to develop commercially feasible product candidates on a timely basis could substantially impair our ability to generate revenues and materially harm our financial position.

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

We intend to continue investing in the further development of our drug delivery technologies and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our drug delivery system. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund initial clinical trials on such products and will undertake the associated regulatory activities.

Recent Developments

We entered into a feasibility and option agreement with Gaia BioPharma Limited, a privately held, early stage biopharmaceutical company, during October 2008. Under the agreement we are using our BCD nano drug delivery platforms to formulate an injectable version of GAI-122 for neuro, cardio and hepatitis indications. Testing to date includes positive pre-clinical results in multiple animal models of acute hepatitis. We have also reported positive pre-clinical results on GAI-122 injectable nanoemulsion in multiple in vitro and in vivo studies of memory impairment (delirium) in post-operative hospitalized patients. Should development and commercialization of these product candidates proceed beyond the formulation stage, we could earn development and sales milestones as well as royalties based on net sales.

We entered into a co-development agreement with a global specialty pharmaceutical company during October 2008 whereby we have been tasked to develop a novel drug formulation using our proprietary drug delivery technology. The company will have an exclusive option period to complete a commercialization agreement with us within six months of completion of the formulation. The extent and duration of consulting services for the initial phase have been completed and we are awaiting a decision on if and when we are to proceed with a second phase of consulting and formulation. It is too early to determine whether these formulations will be commercially feasible. There is no assurance that any further consulting services or any other form of revenues will materialize with this customer.

One of our most promising drug candidates is Zysolin™ that uses an inhalable version of the drug Tobramycin (an antibiotic used to treat Gram-negative bacteria) to treat Gram-negative pneumonia. We have completed animal testing on Zysolin and are in the process of preparing protocols for Phase I/II human trials. We presented positive pre-clinical data on Zysolin inhalable nanoparticles at the annual meeting and exposition of the Controlled Release Society in Copenhagen in July 2009.

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

During March 2008 Cypress Bioscience, Inc. (“Cypress”) completed the acquisition of our partner Proprius Pharmaceuticals Inc. (“Proprius”). Proprius has development and commercialization rights for Indaflex – our topical cream for the treatment of osteoarthritis of the knee. Additional funding is now available through Cypress in order to further Phase II and III human trials for Indaflex and continue the FDA application process. Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances or guarantees that Proprius and or Cypress will continue with human trials of Indaflex.

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly owned subsidiary AlphaRx Life Sciences Ltd. is seeking commercial arrangements and is responsible for the commercialization of Indaflex and other potential product candidates in China. To that effect we have established informal relationships with a China based partner who intends to seek funding through National Program 863, a program established by the Chinese government to award grants for science and technology projects with commercial feasibility. Through a joint venture arrangement we would provide our proprietary drug technology and development expertise while our partner would establish a research and development facility and a pilot plant. There is no assurance that we will succeed in any aspect of this initiative.

We suspended application to have the Company listed on the Toronto Stock Exchange – Venture Market during October 2008 due to market conditions and our stock price among other factors. We may continue to seek an additional stock exchange listing depending on market conditions in order to gain access to alternate possible funding arrangements.

Overview of Results of Operations

The following tables summarize the results of operations for the eight quarters ended June 30, 2009 attributable to AlphaRx, Inc.:

Three	June 30	Mar 31		Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30
Months	2009	2009		2008	2008	2008	2008	2007	2007
Ended	$	$		$	$	$	$	$	$
Net Sales	20,982	164,109		103,574	16,326	46,798	17,243	17,132	95,891
Net Income (Loss) attributable to AlphaRx Inc.	(235,695)	23,420	(1)	(21,039)	(59,252)	(293,761)	(397,255)	(585,189)	(227,583)
Net Income (Loss) per Share	(0.01)	0.00		(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

(1) Originally reported as $20,951 in error during the initial accounting period of SFAS 160 adoption – Non-controlling interests in Consolidated Financial Statements. Loss attributable to Non-Controlling interest should have been $2,469 higher, and Income attributable to AlphaRx, Inc. is hence higher by the same amount for the three months ended March 31, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2009, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2008

Net Loss attributable to AlphaRx, Inc. or the “Company” was $(233,314) for the nine-month period ended June 30, 2009 as compared to the net loss attributable the Company of $(1,276,413) incurred for the same period a year ago, an improvement of $1,043,099 or about 82%. The Company signed two co-development agreements in the nine months ended June 30, 2009 and generated $240,413 in consulting revenues related to formulations for the period with no comparable revenue during the same period a year ago. Operations in research and development and general and administrative expenses have also been cost-restructured realizing a cost savings of $853,386 for the nine months ended June 30,2009 as compared to the previous period. These factors are primarily responsible for the reduced loss.

Revenues

Total revenues for the nine-month period ended June 30, 2009 were $288,665 as compared to $81,173 generated for the same period a year ago, an increase of $207,492 or about 256%. Royalty revenues were $48,252 for nine months ended June 30, 2009 as compared to $81,173 for the same period a year ago. The Company received a minimum royalty payment of about $32,000 during the nine months ended June 30, 2008 with no comparable payment this year. Although minimum royalties of about $70,000 are owing as of June 30, 2009 these revenues have not been accrued due to the current economic climate and related uncertainty of receiving the payment.

The Company generated consulting revenues in the amount of $240,413 for the nine months ended June 30, 2009 with no comparable revenues for the same period a year ago. Consulting revenues relate to the formulations of compounds for one of our customers, which if pursued to commercialization, could result in additional consulting revenues, license fees and royalties. There is no assurance, however, that any such revenues will materialize.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $310,621 for the nine month period ended June 30, 2009 as compared to $748,191 incurred for the same period a year ago, a decrease of $437,570 or about 58%. We incurred warrant amortization expenses of $36,862 related to financial services rendered during the nine months ended June 30, 2009 as compared to $197,795 in warrant amortization during the same period a year ago, a decrease of $160,932 or about 81%. There remains $36,863 unamortized warrant expense as at June 30, 2009. We did not incur any stock exchange application fees for the nine months ended June 30, 2009 as compared to $159,167 incurred for the same period a year ago. We may continue to seek an additional stock exchange listing depending on market conditions in order to gain access to alternate possible funding arrangements. Total staff costs were $99,018 for the nine months ended June 30, 2009 (excluding the warrant amortization expense mentioned above for financial services) as compared to $203,594 for the same period a year ago, a decrease of $104,576 or about 51%. All staff has taken salary and contract rate reductions to be more aligned with available funding. Health benefit program has been cancelled to save costs. We incurred $6,724 for insurance during the nine months ended June 30, 2009 as compared to $16,673 for the same period a year ago, a decrease of $9,949 or about 60%. As it has been more than 3 years since our clinical trials with Flexogan we no longer required clinical trial insurance.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2009 were $126,807 as compared to $542,623 incurred for the same period a year ago, a decrease of $415,816 or about 77%. We currently have 3 full time staff at reduced salary rates as compared to 4 full time staff during the same period a year ago. Staff costs totalled $101,161 for the nine months ended June 30, 2009 as compared to $329,907 incurred for the same period a year ago, a reduction of $228,746 or about 69%. We have not retained any external research and development services during the nine months ended June 30, 2009 whereas during the same period a year ago, we incurred $149,140 in external research and development expenses primarily related to animal testing for certain product candidates. We incurred $25,645 in lab supplies and equipment leases during the nine months ended June 30, 2009 as compared to $63,575 incurred during the same period a year ago, a decrease of $37,930 or about 60%. We continue to hold down our costs to be more in line with revenue expectations until capital markets improve or additional funding is sourced. Research efforts will again increase in the future depending on the timing and availability of additional funds.

Depreciation

Depreciation totalled $48,788 for the nine months ended June 30, 2009 as compared to $60,066 incurred during the same period a year ago, a decrease of $11,278 or about 19%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off as determined.

Loss from Operations

Loss from operations was $(197,551) for the nine months ended June 30, 2009 as compared to a loss of $(1,269,647) incurred for the same period a year ago, an improvement of $1,072,096. Significant increase in revenues coupled with significantly reduced expenses as compared to the same period a year ago has resulted in a reduced net loss from operations.

Interest Expense

Interest expense for the nine months ended June 30, 2009 was $36,839 as compared to interest expense of $23,101 generated during the same period a year ago. There were approximately $526,000 in promissory notes outstanding as of June 30, 2009 as compared to approximately $390,000 as of June 30, 2008, causing the increase in interest expense in the current period versus the same period a year ago.

Gain from operations of Discontinued Component

We ceased entirely our sales of Flexogan during fiscal 2008 and hence no such sales were generated during the nine months ended June 30, 2009 as compared to $2,151 in sales for the same period a year ago.

Net Loss

As a result of the above revenues and expenses we incurred a net loss of $(234,390) for the nine months ended June 30, 2009 as compared to a net loss of $(1,290,597) incurred in the same period a year ago.

Additional Income and Expense Information

Additional income and expense information includes cumulative translation adjustment, comprehensive loss, net losses attributable to Non-Controlling Interest, and to AlphaRx, Inc, and comprehensive losses attributable to Non-Controlling Interest and to AlphaRx, Inc. This information is provided to increase transparency and to isolate Non-Controlling Interest results from AlphaRx, Inc. results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The Company incurred a net loss of $(235,695) for the three-month period ended June 30, 2009 as compared to a net loss of $(294,670) incurred for the same period a year ago, an improvement of $58,975.

Revenues

Total revenues for the three-month period ended June 30, 2009 were $20,982 as compared to $46,798 generated for the same period a year ago, a decrease of $25,816 or about 55%. Royalty revenues were $16,323 for the three months ended June 30, 2009 as compared to $46,798 for the same period a year ago. Although minimum royalties of about $70,000 are owing as of June 30, 2009 these revenues have not been accrued due to the current economic climate and related uncertainty of receiving the payment.

The Company generated consulting revenues in the amount of $4,659 for the three months ended June 30, 2009 with no comparable revenues for the same period a year ago. Consulting revenues relate to the formulations of compounds for one of our customers, which if pursued to commercialization, could result in license fees and royalties. The initial formulation phase was completed during the period ended June 30, 2009. There is no assurance that any future consulting revenues, license fees or royalty revenues will materialize.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $184,883 for the three month period ended June 30, 2009 as compared to $176,523 incurred for the same period a year ago, an increase of $8,360 or about 5%. We incurred $36,862 in warrant amortization expense in the three months ended June 30, 2009 with no comparable expense for the same period a year ago. We did not incur and stock exchange application fees during the three months ended June 30, 2009 as compared to $43,886 during the same period a year ago.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended June 30, 2009 were $39,586 as compared to $137,189 incurred for the same period a year ago, a decrease of $97,603 or about 71%. We incurred no third party pre-clinical testing expenses during the three months ended June 30, 2009 as compared to $48,723 incurred during the same period a year ago. Internal staff costs totalled $34,338 for the three months ended June 30, 2009 as compared to $86,463 incurred for the same period a year ago. One less full time staff and reduced salary and contract rates reduced staff costs by $52,125 or about 60% between periods. We incurred $5,248 in house for research materials and supplies as compared to $2,003 incurred for the same period a year ago, an increase of $3,245 between periods.

Research efforts are critical to future potential revenues and commercial success of the Company and will increase as soon as additional funding becomes available.

Depreciation

Depreciation totalled $16,444 for the three months ended June 30, 2009 as compared to $18,775 incurred during the same period a year ago, a decrease of $2,331 or about 12%. Certain assets are now fully depreciated resulting in decreasing depreciation expense. There have been no new asset purchases since 2007. Should any assets become permanently impaired they are written off as determined.

Loss from Operations

Loss from operations was $(219,931) for the three months ended June 30, 2009 as compared to a loss of $(285,689) incurred for the same period a year ago, an improvement of $65,758. Reduced revenues between periods were more than offset by reduced expenses resulting in a reduced loss between periods.

Interest Expense

Interest expense for the three months ended June 30, 2009 was $14,865 as compared to interest expense of $9,792 incurred during the same period a year ago. There were approximately $526,0000 in promissory notes outstanding as of June 30, 2009 as compared to approximately $390,000 as of June 30, 2008, causing the increase in interest expense in the current period versus the same period a year ago. Approximately $120,000 in promissory notes were issued in June 2008 thereby not attracting interest expense for most of the three months ended June 30, 2008.

Net Loss

As a result of the above revenues and expenses we incurred a net loss of $(234,796) for the three months ended June 30, 2009 as compared to a net loss of $(295,481) incurred in the same period a year ago.

Additional Income and Expense Information

Additional income and expense information includes cumulative translation adjustment, comprehensive loss, net losses attributable to Non-Controlling Interest, and to AlphaRx, Inc, and comprehensive losses attributable to Non-Controlling Interest and to AlphaRx, Inc. This information is provided to increase transparency and to isolate Non-Controlling Interest results from AlphaRx, Inc. results.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2009 the Company had working capital deficiency of $(829,326) as compared to a working capital deficiency of $(686,919) as at September 30, 2008. On April 1, 2009 we issued 3,000,000 warrants to purchase common stock exercisable at $0.03 per warrant and expiring March 31, 2014. These warrants were issued in exchange for financial advisory services for a six-month period. We issued no stock during the nine months ended June 30, 2009 as compared to 11,167,228 restricted shares of Common Stock issued during the nine months ended June 30, 2008.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream. We entered into two co-development agreements during the nine months ended June 30, 2009 and we continue to seek out new arrangements. We also have licensing arrangements with Proprius Pharmaceuticals Inc. (wholly-owned subsidiary of Cypress Bioscience Ltd.) and a joint venture agreement with AlphaAP Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our entire business strategy. We must raise additional capital to fund our operations in the future. We cannot be certain that any financing will be available when needed on acceptable terms or at all. Any additional equity financings will be dilutive to our existing shareholders, and debt financing, if available, may require additional stock to be issued and/or involve restrictive covenants on our business.

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

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than the payment of rent on our facilities lease on a monthly basis, one leased automobile and for certain research equipment.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 1, 2009 we issued 3,000,000 warrants to purchase Common Stock exercisable at $0.03 per warrant and expiring March 31, 2014. These warrants were issued in exchange for financial advisory services for a six-month period. We neither issued nor purchased any other equity securities during the nine months ended June 30, 2009.

There were 92,371,192 shares of Common Stock issued and outstanding as of June 30, 2009 and there would be 115,216,192 shares of Common Stock issued and outstanding if all warrants and options were exercised as of June 30, 2009.

We issued 11,167,228 shares of Common Stock during the nine months ended June 30, 2008 as follows:

Number of Shares	Method of Issue	Average	Net Proceeds	Commissions
of Common Stock		Price per Share		Paid
and Date of Issue
5,000,000 (1)	Private Placement	$0.10	$475,000	$25,000
Nov 14,2007
1,862,228	Warrant Exercise	$0.10	$186,223	N/A
Dec 27, 2007
3,430,000	Option Exercise	$0.08	$274,750	N/A
Dec 27, 2007
875,000	Warrant Exercise	$0.10	$87,500	N/A
Feb 28, 2008

11,167,228		$0.09	$1,023,473

NOTE (1) We issued 5,000,000 Units consisting of 5,000,000 shares of Common Stock and warrants to purchase 5,000,000 shares of Common Stock at $0.10 expiring December 31, 2009.

We cancelled options to purchase 7,660,000 shares of Common Stock in accordance with the Stock Option Plan terms and conditions and with the agreement of existing option holders during the nine months ended June 30, 2008. An additional 460,000 options expired during the nine months ended June 30, 2008 and no new options were issued during this period. There remain 14,260,000 options outstanding as at June 30, 2009 and 2008.

During the nine months ended June 30, 2008 warrants to purchase 9,224,435 shares of Common Stock expired. We also issued 5,770,000 new warrants in conjunction with the private placement of 5,000,000 shares of Common Stock and in conjunction with the issuance of $154,000 in promissory notes during the nine months ended June 30, 2008. Of these warrants 770,000 were subsequently cancelled in May 2008. As a result of these transactions there were 93,371,192 shares of Common Stock issued and outstanding as at June 30, 2008.

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

DATED: August 14, 2009

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /s/ Michael M. Lee
Michael M. Lee, Director

By: /s/ David Milroy
David Milroy, Director

By: /s/ Ford Moore
Ford Moore, Director