Form 10-K
period 2009-09-30
ALPHARX INC
filed 2009-12-04
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: September 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________to __________

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
YES ☒

NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Issuer's revenues for its most recent fiscal year ended September 30, 2009 were $ 377,480.

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $8,775,263 based on the average closing bid and ask price for the Common Stock on December 1, 2009.

As of December 1, 2009 there were 92,371,192 shares outstanding of the issuer’s Common Stock.

AlphaRx, Inc.

FORM 10-K

For the Year Ended September 30, 2009

INDEX

PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

In this annual report on Form 10-K, the "Company," "AlphaRx," "we," "us," and "our," refer collectively to AlphaRx, Inc., AlphaRx Canada Limited, our wholly-owned subsidiary, 85% of AlphaRx International Holdings Limited and 85% of AlphaRx Life Sciences Limited.

AlphaRx, Inc., formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx, Inc. on January 28, 2000 and our Common Stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000 AlphaRx, Inc. Common Stock ceased trading on the Pink Sheets and began trading on the Over The Counter Bulletin Board (“OTCBB”) under the same symbol. Subsequent to March 19, 2002 AlphaRx, Inc.’s symbol was changed to “ALRX” after a consolidation of its Common Stock on a 1 new for 5 old basis. All references to AlphaRx, Inc. Common Stock have been retroactively restated.

Effective June 22, 2006 New Super Limited, an independent Hong Kong based corporation, subscribed for 1,500 shares of Common Stock of AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company. New Super Limited owns 15% of AIH.

Effective June 30 2006, AlphaRx International Holdings Limited. (“AIH”) acquired 100% of AlphaRx Life Sciences Limited. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is involved in obtaining necessary regulatory approvals for the manufacture and distribution of the Company’s products in the Asian market and continues to seek out partners and collaborative arrangements for the Company.

COMPANY OVERVIEW

We are a pharmaceutical company, engaged in the research and development of innovative therapeutic products using advanced drug delivery technologies, which we believe, can be combined with a broad range of therapeutic products to improve their effectiveness. Our core strength revolves around our proprietary drug delivery technology - Bioadhesive Colloidal Dispersion (BCD™) drug delivery system, which utilizes nanotechnology to enhance and improve the medical benefits of FDA approved drugs.

Our primary strategy is to seek alliances with pharmaceutical companies, which will assist us in completing the reformulations and development of the drug candidates. Our collaborative partners, licenses, and distributors have enhanced access to capital and have the financial capability to conduct clinical trials, and commercialize and distribute the drug candidates.

We have one product – Indaflex, that has completed a Phase II Proof of Concept clinical trial and has been licensed by one of our partners for completion of late stage clinical trials and commercialization, and several product candidates in different stages of preclinical development.

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

We entered into a Collaboration agreement during August 2009 with Venturepharm Group, a China based company that provides world-class services for the biotechnology and pharmaceutical industries. Our objectives include the adaptation of our delivery technology to improve the quality and efficacy of pharmaceutical products selected for development in China. Venturepharm Group agrees to provide us with lab space, manufacturing facilities, regulatory services and distribution services all at a competitive rate.

We also signed a collaboration and licensing agreement with Riso Pharma Technology in September 2009. Under the agreement Riso Pharma Technology will undertake development and potential commercialization of ARX606T, which makes use of our proprietary formulation technology to deliver a safe and well-known growth factor topically to patients with severe wounds and ulcers.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited, a privately held early stage biopharmaceutical company. We concluded formulation development on GAI-122 during August 2009. GAI-122 is a drug used for the treatment of delirium caused by prolonged surgery. GAI-122 is proceeding to the clinical trial materials manufacturing stage and is expected to enter clinical trials by the middle of 2010. GAI-122 is protected by 4 United States patent applications.

Development and sales milestone payments could reach $50 million in addition to royalties based on net product sales that utilize our drug delivery technology. There is no assurance, however, that Gaia BioPharma Limited will proceed with commercialization of the product candidates.

During March 2008 Cypress Bioscience, Inc. (“Cypress”) completed the acquisition of our partner Proprius Pharmaceuticals Inc. (“Propius”). Proprius has development and commercialization rights for Indaflex – our topical cream for the treatment of osteoarthritis of the knee. Additional funding is now available through Cypress in order to further Phase II and III human trials for Indaflex and continue the FDA application process. Under the terms of our agreement, Proprius will undertake completion of clinical trials for Indaflex and will have exclusive global rights (except for Asia and Mexico) to sell and or sublicense Indaflex and any successor NSAID products developed by us. Should clinical trials for Indaflex be successful and sales commence, we will receive clinical trial completion milestone payments and sales milestone payments including a milestone payment of $3 million for the successful completion of the Phase II or Phase III trials. In addition to the milestone payments, we will receive royalty payments on sales of Indaflex by Proprius, its affiliates and its sublicensees. There are no assurances or guarantees that Proprius and or Cypress will continue with human trials and commercialization of Indaflex. A meeting has been scheduled with the FDA during the first calendar quarter of 2010 in order to determine the specifics of the next clinical trials.

We established AlphaRx International Holdings Limited (“AIH”) in 2005 in order to pursue sales and other commercial activities in the Asia Pacific region with experienced and established partners. To date we have been limited in our scope due to our limited financial resources. Product approval and registration for Indaflex and Flexogan continues in the Asia Pacific region.

In August 2003, we licensed Indaflex, our lead pharmaceutical product under development, to Industria Farmaceutica Andromaco, S.A. de C.V. (“Andromaco”) for commercialization in Mexico. Subject to the terms of the Agreement, Andromaco has the exclusive and non-transferable manufacturing rights and distribution rights in Mexico for Indaflex and we receive 15% royalties based on the gross revenue from product sales. Furthermore, Andromaco is responsible for funding and completing any clinical and regulatory activities in support of Indaflex registration in Mexico. The Agreement has an initial term of five (5) years commencing on the effective date, and it shall automatically be renewed on terms as provided in the Agreement and shall not be terminated without cause. In June 2005, Andromaco launched Indaflex into the Mexican market. We have collected royalties on a regular quarterly basis since that time.

PRINCIPAL PRODUCT AND SERVICES AND PRINCIPAL MARKETS

Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that may provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, and ease of use and improved patient compliance. We believe our drug delivery technologies can provide pharmaceutical companies with a means of developing new products as well as extending existing patents.

The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the development of new drug delivery systems. Today, medication can be delivered to a patient through many different means of delivery, including transdermal (through the skin), injection, implant and oral methods. These delivery methods, however, continue to have certain limitations. Transdermal patches are often inconvenient to apply and can be irritating to the skin. The rate and concentration of release can also be difficult to control. Injections are uncomfortable for most patients. Implants generally are administered in a hospital or physician's office and frequently are not suitable for home use. Oral administration remains the preferred method of administering medication. Conventional oral drug administration, however, also has limitations in that capsules and tablets have limited effectiveness in providing controlled drug delivery, resulting frequently in drug release that is too rapid (causing incomplete absorption of the drug), irritation to the gastrointestinal (GI) tract and other side effects. In addition capsules and tablets cannot provide localized therapy. Insoluble or poorly soluble drugs are a major problem for the pharmaceutical industry, with over one-third of the drugs listed in the United States' Pharmacopoeia being insoluble or poorly soluble in water. Further, most approaches used to overcome insolubility result in clinical problems ranging from poor and erratic bioavailability to serious side effects.

We are engaged in developing novel formulations of existing drugs that are insoluble or poorly soluble in water, utilizing our proprietary Bioadhesive Colloidal Dispersion (BCD™) (henceforth, “BCD”) drug delivery systems. Our strategy is to develop patentable improved formulations of such drugs that are soluble in human medicines. Our BCD drug delivery technology includes three different approaches to improve the effectiveness of insoluble drugs and provide new methods of delivery, namely, (i) CLD (Colloidal Lipid Dispersion System), (ii) SECRET (Self Emulsifying Controlled Release Tablet System) and (iii) SLN (Solid Lipid Nanoparticles) delivery system and HLN (Hybrid Lipid-polymer Nanoparticles).

The BCD drug delivery technology is designed to develop drugs with major medical advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use. We have a number of drugs under development, certain of which have been successfully reformulated, utilizing our BCD technology.

PRODUCTS AND PRODUCT PIPLELINE

The table below is a list of our products and candidates in the product pipeline as well as their current stage of development. Although we believe our development strategy of reformulating FDA approved drugs may have less development risks as compared to new chemical entities development, there can be no guarantee that any product candidates can be successfully developed and as such, we constantly evaluate and prioritize our development programs. As a result, new product candidates are constantly added and lower priority development programs may be discontinued or delayed. We believe this product development optimization process is essential for the development of a broad portfolio of short to long-term drug candidates, which will position the company for stable and sustainable growth. Stages of development include Animal Proof of Concept (“Animal POC”), Investigational New Drug Toxicology Assessment (“IND Toxicology”), Human Proof of Concept (“Human POC”), initial drug Formulation, and Clincal Trial Phases (Phase 1, II and III as applicable).

Product	Initial Indication	Stage of Development
Indaflex™*	Osteoarthritis	Phase II
Vansolin™	Pneumonia (MRSA)	Animal (POC)**
Zysolin™	Pneumonia (Gram neg.)	IND Toxicology
Zysolin™	Biodefense	Animal (POC)
Teposolin	Cancers	Formulation
ARX-606T	Wound Healing	IND Toxicology
GAI-122	Delirium	IND Toxicology
GAI-122	Stroke	IND Toxicology
ARX 2038	Lipid Management	Human POC

*

Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries.

**

Animal Proof of concept (POC) activities include basic in vitro and in vivo research attempting to adopt our Nano Delivery System (NDS) to the respective drug while maintaining or improving efficacy and effectiveness of the active ingredients. We anticipate that clinical trials, if they take place at all, will initially be conducted outside the United States.

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

Indaflex is a topical NSAID formulation intended to be used in the treatment of arthritis. Indaflex’s active ingredient, Indomethacin, has a long-standing and proven clinical treatment record. With our enhanced proprietary drug delivery system, we believe its clinical effectiveness to be significantly enhanced. Topical Indaflex delivery is intended to circumvent the significant gastro intestinal side effects found with orally ingested NSAID’s.

Vansolin, is a formulation of vancomycin in nanoparticles, targeting serious MRSA (methicillin resistant staph aureus) infections, such as nosocomial pneumonia. The Vansolin development program is being funded by a global specialty pharma, under a feasibility agreement.

Zysolin, a formulation of tobramycin in nanoparticles is our 2nd nosocomial product intended for Gram-negative pneumonia in intubated and mechanically ventilated patients. Zysolin is entering IND (investigational new drug) toxicology assessment to be completed by mid-2010 and a Phase I clinical trial is planned for Q3 or Q4 2010. Also USAMRIID (You-SAM-rid), the U.S. military version of the CDC or Centers for Disease control and Prevention have completed 2 studies with Zysolin in treatment of plague and Tulareemia and more studies are forthcoming.

AlphaRx Inc., has entered into an exclusive collaboration and licensing agreement with Riso Pharma Tech for the development of ARX606T. Under the terms of the agreement, AlphaRx will give Riso exclusive global rights (with the exception of Asia) of ARX606T, which makes use of AlphaRx's proprietary formulation technology to deliver a safe and well known growth factor topically to patients with severe wounds and ulcers. AlphaRx will earn a double digit royalty on future sales of ARX606T in all countries covered by the agreement and Riso will be responsible for all clinical development and commercialization activities

Teposolin, is a camptothecin compound in nanoparticles indicated initially for the treatment of ovarian cancer; other indications will include lung and colon cancer. It is in the formulation stage.

GAI-122 is an injectable nano-emulsion formula intended for multiple indications including: an adjuvant treatment for hepatitis, the prevention of post-operative delirium, treatment of stroke and as a neuroprotectant. GAI-122 is entering an IND toxicology program to be completed by early 2010 and a Phase I is planned for mid-2010.

The active ingredient in ARX2038 is a synthetic compound with a combination of unique properties. It demonstrates, heart, neuroprotective and cholesterol lowering properties. It has extremely low toxicity (no signs of toxicity at 10,000 mg/kg) and produces no teratogenic, mutagenic or carcinogenic effects. Allergic reactions are extremely rare. This compound offers outstanding cardioprotective properties - decreasing heartburn (the primary symptom of gastroesophageal reflux), improving myocardiodystrophy. It helps in rehabilitation after myocardial infarction. It decreases erythrocyte aggregation, improves oxygen balance (heart tissue), blood viscosity and blood flow. It significantly decreases cholesterol levels (up to 36%), LDL by 20% and triglycerides by 13% and elevates HDL by 47%. Furthermore, this compound has more than 25 years of successful clinical applications outside the USA, in the form of an immediate release tablet. It is highly soluble in water and does not interact with plasma proteins. It does not interact with other drugs or food components.

ARX2038 is a unique extended release formulation of this compound. A Phase II human study is being planned in the later part of 2010.

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

COMPETITION

There are other companies that have oral drug delivery technologies that compete with the BCD Systems. The competitors have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from ours, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently using polymeric based colloidal dispersion controlled release technologies to develop products for oral and transdermal drug delivery for enhanced solubility and bioavailability for drugs that are not readily water soluble. We believe that this combination of oral and transdermal drug delivery technologies differentiates us from other oral drug delivery companies and will enable us to attract pharmaceutical companies to incorporate their proprietary drugs into the BCD Systems and also to differentiate any OTC and/or off-patent drugs that utilize the BCD Systems from those of other drug delivery companies.

Competition in the areas of pharmaceutical products and drug delivery systems is intense and this is expected to continue in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. Our principal competitors in the business of developing and applying drug delivery systems have substantially greater financial, technological, marketing, personnel and research and development resources than we do. In addition, we may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of our potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating our technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products that utilize the BCD Systems. There can be no assurance that developments by others will not render any potential products utilizing the BCD Systems non-competitive or obsolete. In addition, our competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the BCD Systems, regulatory approvals, and protection of intellectual property and market acceptance of such products.

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

Trademarks

We have registered the following trademarks in Canada: “BCD”, “Flexogan”, “Indaflex”,”AlphaRx”, “PhytoScience”, “NuProm”, and “LipoLette”. We have registered the following trademarks in the United States: “Flexogan”, “Indaflex”, “LipoBloc”, “NuProm”, “Oralife”. We have also registered “Flexogan” in the Peoples’ Republic of China. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

Proprietary Information

Much of our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect the rights to our proprietary technology, our policy requires all employees and consultants to execute confidentiality and non-competition agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to us of discoveries and inventions made by such persons while devoted to Company activities.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2009 we had an accumulated deficit of approximately $ 18,061,820. Our revenues for the years ended September 30, 2009 and September 30, 2008 were $377,480 and $97,499 respectively. Our revenues have not been sufficient to sustain our operations. Revenues for 2009 consisted of royalty revenues from one customer and consulting revenues and in 2008 revenues consisted of royalty revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

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
. the continued ability to source loans from our private lenders;
. our efforts to sell and market our products through licensees, distributors and other partners; and
. other factors beyond our control.

At September 30, 2009, we had a working capital deficiency of approximately $978,820 as compared to a working capital deficiency of $686,919 as at September 30, 2008. The independent auditors' report for the year ended September 30, 2009 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 26.92% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. Any single shareholder or the management group as a whole can no longer control the Company. Stockholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,930 square feet in Markham, Ontario, on a month-to-month basis. Present leasing costs are approximately $3,600 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings either against or in favor of the Company at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual General Meeting held November 26, 2008 our stockholders voted in favour of re-electing the board of directors, re-appointing Schwarz Levitsky Feldman LLP as our auditors and revising the stock option incentive plan for our employees, directors and advisors. Details of the Stock Option Incentive Plan are described below under Part II.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2009)	0.19	0.10
Third Quarter	(Ended June 30, 2009)	0.12	0.03
Second Quarter	(Ended March 31, 2009)	0.04	0.02
First Quarter	(Ended December 31, 2008)	0.06	0.02
Fourth Quarter	(Ended September 30, 2008)	0.11	0.06
Third Quarter	(Ended June 30, 2008)	0.15	0.05
Second Quarter	(Ended March 31, 2008)	0.26	0.11
First Quarter	(Ended December 31, 2007)	0.28	0.08

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of December 1, 2009 there were approximately 73 record holders of our Common Stock. This does not include an indeterminate number of stockholders who may hold their shares in "street name" or in nominee form.

DIVIDENDS

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next twelve (12) to twenty - four (24) months will be retained for working capital purposes. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common stockholders.

The future sale of presently outstanding "unregistered" and "restricted" Common Stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on the public market for our Common Stock.

STOCK OPTION PLANS

At the Annual General Meeting of stockholders held on November 26, 2008 a majority of stockholders approved a new stock option plan - the 2008 Stock Incentive Plan. This plan is generally more restrictive than the preceding plans were. Major amendments to the existing plans reflected in the 2008 Stock Incentive Plan include: (i) combining the 2004 and 2006 Plans for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock. Finally, in accordance with the existing Plan we can grant no more than 4,310,000 options regardless of how many options may be exercised or expire.

No options were granted nor were any exercised during the year ended September 30, 2009. There remain 14,260,000 options to purchase shares of Common Stock as of September 30, 2009.

During fiscal 2008 employees, officers and consultants exercised a total of 3,430,000 options at an average exercise price of approximately $0.08 per share and resulting in $274,750 in cash proceeds to the Company. Of these options 700,000 were from the 2000 Plan and had a weighted remaining contractual life of 2.5 years when exercised and 2,730,000 were from the 2004 Plan and had a weighted remaining contractual life of 7.8 years when exercised. Immediately thereafter the remaining options in the 2000 Plan and 2003 Plan were cancelled, with the agreement of the option holders. In addition, and pursuant to an application for listing on the Toronto Venture Exchange, the Company cancelled a total of 7,660,000 options with the agreement of the option holders during fiscal 2008. Also during fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012.

The intrinsic value of outstanding stock options defined, as the difference between the exercise price and the closing price of the stock on September 30, 2009, for those options that are “in the money” was $1,800. (September 30, 2008 intrinsic value of nil since no option exercise price was below the closing price on that date).

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any shares of Common Stock (the only class shares we have) during fiscal 2009. There remain 92,371,192 shares of Common Stock issued and outstanding as of September 30, 2009.

During fiscal 2008, on November 14, 2007 we issued 5,000,000 units consisting of 5,000,000 shares of unregistered Common Stock and warrants to purchase 5,000,000 shares of unregistered Common Stock at an exercise price of $0.10. We received gross proceeds of $500,000 before commission of 5% or $25,000. The warrants are exercisable at $0.10 per share and expire on December 31, 2009.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in Item 7 of this report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

Recent Developments

We entered into a Collaboration agreement during August 2009 with Venturepharm Group, a China based company that provides world-class services for the biotechnology and pharmaceutical industries. Our objectives include the adaptation of our delivery technology to improve the quality and efficacy of pharmaceutical products selected for development in China. Venturepharm Group agrees to provide us with lab space, manufacturing facilities, regulatory services and distribution services all at a competitive rate.

We also signed a collaboration and licensing agreement with Riso Pharma Technology in September 2009. Under the agreement Risa Pharma will undertake development and potential commercialization of ARX606T, which makes use of our proprietary formulation technology to deliver a safe and well known growth factor topically to patients with severe wounds and ulcers.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited, a privately held early stage biopharmaceutical company. We concluded formulation development on GAI-122 during August 2009. GAI-122 is a drug used for the treatment of delirium caused by prolonged surgery. GAI-122 is proceeding to the clinical trial materials manufacturing stage and is expected to enter clinical trials by the middle of 2010. GAI-122 is protected by 4 United States patent applications.

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

Our 85% owned subsidiary AlphaRx International Holdings Ltd. (“AIH”), through its wholly owned subsidiary AlphaRx Life Sciences Limited has commenced several research initiatives in China and is responsible for the commercialization of Indaflex in China.

We suspended application to have the Company listed on the Toronto Stock Exchange – Venture Market during October 2008 due to market conditions and our stock price among other factors. Should market conditions improve in the future we may consider re-applying for this listing. There is no assurance that we will re-apply for this listing or that we will obtain the listing, once applied for.

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2009 and 2008 and the quarterly results of operations for the past two years:

Year Ended September 30	2009	2008
	$	$
Net Sales	377,480	97,499
Net Loss	(441,876)	(1,335,471)
Net Loss Per Share	(0.01)	(0.01)

Three	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
Months	2009	2009	2009	2008	2008	2008	2008	2007
Ended	$	$	$	$	$	$	$	$
Net Sales	88,815	20,982	164,109	103,574	16,326	46,798	17,243	17,132
Net Income (Loss)	(208,562)	(235,695)	23,420	(21,039)	(59,077)	(294,670)	(396,535)	(585,189)
Net (Income) Loss per Share (1)	(0.01)	(0.01)	0.00	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS

Year ended September 30, 2009 as compared to year ended September 30, 2008

Revenues

Revenues totalled $377,480 for the year ended September 30, 2009 as compared to $97,499 generated for the year ended September 30, 2008, an increase of $279,981 or about 287%. Royalties from Indaflex sales in Mexico increased to $137,223 from $97,499 generated for the same period a year ago based on increased sales of Indaflex and an increase in the minimum royalty payment compared to previous year. We also generated $240,257 in consulting revenues related to product research on behalf of one of our customers during the year ended September 30, 2009 with no comparable revenues in the previous year. We anticipate generating both royalty revenues and consulting revenues in the new fiscal year.

General and Administrative Expenses

General and administrative expenses were $499,339 for the year ended September 30, 2009 as compared to $753,118 incurred for the same period a year ago, a decrease of $253,779 or about 34%.

Stock based compensation was $73,725 for the year ended September 30, 2008 as compared to $197,795 in 2008, a decrease of $124,070 or about 63%. There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2009. We anticipate issuance of additional options and warrants in the future, which may result in stock based compensation expense and warrant amortization expense.

General and administrative salary and consulting fees totalled $175,871 for the year ended September 30, 2009 as compared to $198,723 incurred for the same period a year ago, a decrease of $22,852 or about 12%. The decrease stems from salary reductions and reduced consulting efforts. Head count remains static in the general and administrative category with 3 full time and 1 part time staff.

We incurred $35,787 in investor relations expenses for the year ended September 30, 2009 as compared to $117,135 incurred in the same period a year ago, a decrease of $81,348 or about 69%. We incurred no expenses for the year ended September 30, 2009 related to a listing application of the Toronto Stock Exchange as compared to $124,380 incurred during 2008. We also incurred $27,031 in sponsorship fees related the listing application in 2008 with no comparable expense in the current year.

We recovered $120,000 in financial consulting expenses during 2008 thereby reducing overall general and administrative expenses in 2008. There was no comparable expense recovery during fiscal 2009.

We realized a foreign exchange loss of $49,189 for the year ended September 30, 2009 as compared to a foreign exchange gain of $15,694 generated during the same period a year ago, an increase of $64,883 between years.

Non-salary administrative expenses incurred in China totalled $10,660 for the year ended September 30, 2009 as compared to $53,237 incurred in the same period a year ago, a decrease of $42,577 or about 80%. Until revenue potential becomes more evident, China overheads are being kept to a minimum.

We incurred travel expenses of $63,733 for the year ended September 30, 2009 as compared to $92,399 incurred during the same period a year ago, a decrease of $28,666 or about 31%. Reduced travel particularly to China has served to decrease this expense as compared to prior year.

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

We incurred $204,731 in research and development expenses during the year ended September 30, 2009 as compared to $583,195 incurred in the same period a year ago, a decrease of $378,464 or about 65%.

Research and development staff costs and external consulting services totalled $139,379 for the year ended September 30, 2009 as compared to $331,632, a decrease of $192,253 or about 58%. Salary reductions, benefits eliminations and reduced external consulting services served to reduce this expense when compared to prior year.

Animal testing did not occur during the year ended September 30, 2009 as it was deemed there are adequate product candidates on which to continue other non-animal research and testing. During the year ended September 30, 2008 we incurred $152,711 in animal testing expenses.

Finally equipment leasing for research and development activities totalled $11,151 during the year ended September 30, 2009 as compared to $29,708, a reduction of $18,557 or about 62%. Certain equipment leases have terminated and others are coming to the end of their lease term.

During 2009 we focused our research and development efforts on Vancomycin, Idebenone, Mebicar, and Iodoantipyrine. Activities primarily related to formulations, and analytical development and testing.

During 2008 we incurred research and development expenses related to completing animal testing with Zysolin™, as well as continued research and development with Vancomycin, Tobramycin, Gentamycin and Doxycycline.

We anticipate continued spending on research and development in the future. The degree and pace of expenditures will depend primarily on financial resources available to us.

Depreciation Expense

Depreciation expense totalled $61,288 for the year ended September 30, 2009 as compared to $78,269 incurred for the same period a year ago, a decrease of $16,981 or about 22%. We did not purchase any property plant and equipment during the year as compared to purchases of $10,141 for the year September 30, 2008. Fully depreciated assets no longer attracting depreciation expense more than offset the additional depreciation expense stemming from capital asset purchases made in 2008.

Interest Expense

We incurred $54,154 in net interest expense during 2009 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $35,857 incurred during 2008 an increase of $18,297 or about 51%.

To reduce interest expense in 2008, we converted $1,169,793 in promissory notes into shares of Common Stock of the Company during September 2007. We also used the proceeds from a private placement completed during November 2007 to repay all outstanding debt as of December 31, 2007. Further borrowings from January to September 2008 and during fiscal 2009 resulted in increasing interest expense incurred. We will continue to seek funding in the form of Promissory Notes, which will result in ongoing interest expense until more permanent equity or other forms of funding are sourced.

Loss from Continuing Operations and Net Loss

As a result of the above revenues and expenses, we incurred a loss from continuing operations of $(442,032) for the year ended September 30, 2009 as compared to $(1,352,940) incurred for the same period a year ago, an improvement of $910,908 or about 67%. Revenues increased by $279,981 and expenses decreased by $630,927 in the year ended September 30, 2009 as compared to the previous year.

Net Loss was $(442,032) for the year ended September 30, 2009 as compared to a net loss of $(1,350,819) incurred for the same period a year ago. The net loss in 2008 was reduced by the gain from discontinued operations of $2,121.

Cumulative Translation Adjustment and Comprehensive Loss

The cumulative translation adjustment (“CTA”) stems from unrealized foreign exchange gains and losses resulting from translation of foreign currency subsidiaries into U.S. dollars. Although the CTA is reflected in the statement of operations, it is reflected after the net loss and flows into stockholders’ equity/(deficiency) directly. The CTA was a $4,373 gain for the year ended September 30, 2009 as compared to a loss of $(81) for the year ended September 30, 2008. Netting the CTA against the Net Loss for the year results in comprehensive loss of $(437,503) for the year ended September 30, 2009 as compared to a comprehensive loss of $(1,335,552) incurred for the year ended September 30, 2008.

Liquidity And Capital Resources

At September 30, 2009, we had a working capital deficiency of approximately $978,820 as compared to a working capital deficiency of $686,919 as at September 30, 2008. We have licensing arrangements with Andromaco and Proprius Pharmaceuticals, Inc., which provide our royalty and licensing revenues based on achieving milestones and/or sales of our products. We also generate certain consulting revenues from time to time in conjunction with our research and development. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced partners in order to expand our revenue base.

Immediate capital needs are sourced via directors’ loans and other private sources. Since inception, we have financed operations primarily from the issuance of Common Stock. We expect to continue Common Stock issuances and issuance of promissory notes to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of all of our proposed products or to carry out our entire business strategy. Therefore, we will need to raise additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings will be dilutive to our existing stockholders, and debt financing, if available, may involve restrictive covenants on our business and also the issuance of warrants or conversion features which may further dilute our existing stockholders.

We expect to continue to spend capital on:

1.	research and development programs;
2.	preclinical studies and clinical trials;
3.	regulatory processes; and
4.	sales and marketing activities related to establishing collaborative, licensing and distribution agreements.

The amount of capital we may need will depend on many factors, including:

1.	the progress, timing and scope of our research and development programs;
2.	the progress, timing and scope of our preclinical studies and clinical trials;
3.	the time and cost necessary to obtain regulatory approvals;
4.	the time and cost necessary to establish licensing and similar marketing arrangements in order to generate royalty and license fee revenues;
5.	the time and cost necessary to respond to technological and market developments; and
6.	new collaborative, licensing and other commercial relationships that we may establish.

The inability to raise capital would have a material adverse effect on the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2010	2011	2012	2013	2014
Operating Lease Obligations	$23,923	$10,911	$8,066	-	-
Notes Payable (1)	585,284	-	-	-	-
Total	$609,207	$10,911	$8,066	-	-

(1) These notes are unsecured and include accrued interest accruing at rates ranging from 8% -12% per annum.

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

ITEM 7. FINANCIAL STATEMENTS FOR 2009 AND 2008

The financial statements for the fiscal year ending September 30, 2009 and 2008, required by Item 7 are set forth on pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer and principal accounting officer are responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting for the Company. Internal control over financial reporting is a process by which, under the supervision of the Chief Financial Officer and Principle Accounting Officer, and effected by our Board of Directors and management, reasonable assurance is provided regarding the reliability, thoroughness and timeliness of financial statement preparation and related disclosures for external purposes.

Policies and procedures pertaining to financial reporting include:

(i)

providing reasonable assurance that transactions are recorded accurately, thoroughly and on a timely basis to allow for preparation of financial statements in accordance with generally accepted accounting principles;

(ii)	providing reasonable assurance that our expenditures and receipts are effected only in accordance with management’s authorizations and existing approved policies;

(iii)	providing reasonable assurance regarding the prevention or detection of unauthorized transactions, use of assets and accounting errors which may have a material effect on our financial statements.

Due to inherent limitations, internal controls over financial reporting cannot provide absolute assurance that misstatements can be prevented or detected.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2009, and in connection with the preparation of this Annual Report on Form 10-K the chief executive officer and the chief financial officer and principal accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, with one exception as described below, to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During our evaluation we have identified one material weakness in our internal controls over financial reporting. This weakness relates to the small number of staff on hand such that complete segregation of incompatible duties is not possible. The sole accounting staff member does not allow for an effective segregation of duties and as such this could lead to delays in reporting of transactions and other shortcomings in the financial reporting process. Despite this shortcoming management believes there are adequate offsetting and additional duties and procedures to ensure that adequate control over financial reporting is maintained in an effective manner.

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

Due to the small size of our Company this Annual Report on Form 10-K does not include an attestation report regarding internal control over financial reporting pursuant to temporary rules in effect that permit us to provide only management’s report in the Annual Report on Form 10-K.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth, as of December 1, 2009, the name, age, and position of each of our executive officers and directors:

Name	Age	Position	Term
Michael M. Lee	46	Chairman of the Board of Directors Chief Executive Officer	since 8/8/1997
Marcel Urbanc, C.A.	53	Chief Financial Officer and Principal Accounting Officer
Joseph Schwarz, Ph.D	55	Chief Scientist
Michael Weisspapir, MD, Ph.D	53	Chief Medical Officer
Sandro Persia	39	Secretary/Treasurer
Dr. David Milroy	58	Director	since 4/15/2003
Dr. Ford Moore	58	Director	Since 4/15/2003

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

Sandro Persia: Mr. Persia joined Logic Tech Corp. in 1989 as Marketing Manager and promoted to Vice President in 1996. Mr. Persia has extensive business experience in high tech marketing and sales. Mr. Persia holds a diploma in business administration from Seneca College based in Toronto.

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

Compensation of Directors

Our two independent directors did not receive any compensation for the year ended September 30, 2009 or 2008. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

Board of Directors Committees

We were not able to attract an independent director with financial experience to sit on our board. Based on the size of the organization – six full time employees, and 2 part time consultants, effective controls over financial reporting and internal financial controls can still be effectively maintained without an audit committee. The board of directors has not yet established a compensation committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2009, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labour law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2009, 2008 and 2007 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	LONG TERM COMPENSATION SECURITIES UNDERLYING OPTION (#)
Michael M. Lee	2009	50,504	0	0
President & C.E.O.	2008	21,209	0	0
	2007	51,068	0	0
Joseph Schwarz	2009	43,198	0	0
Chief Scientist	2008	89,614	0	0
	2007	114,170	0	0
Michael Weisspapir	2009	43,198	0	0
Chief Medical Scientist	2008	82,023	0	0
	2007	103,073	0	0
Marcel Urbanc	2009	24,623	0	0
Chief Financial Officer and	2008	47,765	0	0
Principal Accounting Officer	2007	34,473	0	0

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2009 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.12 per share on September 30, 2009. No options were exercised by the named executive officers during fiscal 2009.

Name	Shares acquired on exercise (#)	Value Realized (1) ($)	Number of Exercisable Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable
Michael M. Lee	-	-	7,000,000/0	0/0
Marcel Urbanc	-	-	270,000/0	0/0
Joseph Schwarz	-	-	3,000,000/0	0/0
Michael Weisspapir	-	-	3,000,000/0	0/0

1. The value realized is the difference between Fair Market Value of the underlying stock at the time of exercise and the exercise price.

2000 and 2003 Stock Option Plans - cancelled

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

2004 and 2006 Stock Option Plans - combined into the 2008 Stock Option Plan

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

These changes provide for more restrictions as to the issuance of stock options than exist under the present 2004 and 2006 Plans. Secondly the combination of the two existing plans will result in less administration effort and fewer administrative costs. The above summary of the 2008 Plan is qualified in all respects by reference to the full text of the 2008 Plan, which was filed together with our Proxy Statement on or about October 1, 2008.

Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- Average Exercise Price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first two columns

Equity Compensation Plans Approved by Security Holders	14,260,000	$0.155	4,310,000 *

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total**	14,260,000	$0.155	4,310,000

* This amount represents options made available to management, employees and consultants as approved by stockholders at the Annual General Meeting held November 26, 2008. None of these options have been granted to date.

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

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company’s Common Stock. The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of December 1, 2009 there were 92,371,192 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class
Michael Lee (1)	16,825,834 shares	18.22%
Joseph Schwarz (2)	602,500 shares	0.65%
Ford Moore (3)	4,158,179 shares	4.50%
Michael Weisspapir (2)	457,500 shares	0.50%
David Milroy (3)	2,556,933 shares	2.77%
Marcel Urbanc (2)	250,000 shares	0.27%
Sandro Persia (2)	18,000 shares	0.02%
All directors and officers as a group (7 persons)	24,868,946 shares	26.92%

(1) Director and Officer; (2) Officer; (3) Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Lee, CEO and director loaned us $5,604 during the year ended September 30, 2009. Interest accrued on all loans outstanding to Mr. Lee totalled $8,586 as of September 30, 2009. The Company also repaid $8,000 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2009.

During the year ended September 30, 2008 Michael Lee CEO and Director has loaned us approximately $207,828 plus accrued interest of $3,422. These notes carry interest at 12% per annum and are unsecured. These funds were used for general corporate purposes. Of these amounts approximately $164,000 was repaid during the year ended September 30, 2008.

Except as disclosed above, during the past two years, there have been no other material transactions, series of similar transactions or currently proposed transactions, to which the Company was or is to be a party, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2009 we incurred $24,775 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $30,228 for the year ended September 30, 2008.

Audit-Related Fees: For the years ended September 30, 2009 and 2008 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2009 we incurred NIL tax fees with our principal accountants as compared to $4,732 in non-corporate tax related fees for the year ended September 30, 2008.

All Other Fees: For the year ended September 30, 2009 we incurred $1,613 in other fees with our principal accountants related to our application to the Toronto Stock Exchange – Venture market (for the year ended September 30, 2008 we incurred $2,478).

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

DATED: December 4, 2009

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

By: /s/ Marcel Urbanc
Marcel Urbanc
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 4, 2009

ALPHARx, INC.

Directors:

/s/ Michael M. Lee
Michael M. Lee, Director and
Chairman of the Board

/s/ David Milroy
David Milroy, Director

/s/ Ford Moore
Ford Moore, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)(a)	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).

3(i)(b)	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).

3(i)(c)	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

3(ii)	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).

10.1	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).

10.2	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).

10.3	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)

10.4	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)

10.5	2008 Stock Option Plan adopted November 26, 2008 (incorporated by reference to the 10K filed on December 22, 2008)

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

32.2	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

ALPHARx, INC. CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR 2009 AND 2008	PAGE (S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS FOR 2009 AND 2008	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR 2009 AND 2008	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FOR 2009 AND 2008	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR 2009 AND 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidation values.

“SCHWARTZ LEVITSKY FELDMAN LLP”
Toronto, Ontario, Canada	Chartered Accountants
November 11, 2009	Licensed Public Accountants

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND, 2008
(All amounts in US Dollars)

	2009	2008
CURRENT ASSETS
Cash and Cash Equivalents	$14,006	$24,623
Accounts Receivable (Note 3)	42,330	8,429
TOTAL CURRENT ASSETS	56,336	33,052
PROPERTY, PLANT and EQUIPMENT, net	78,237	149,498
TOTAL ASSETS	134,573	182,550
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	414,872	316,306
Notes Payable (Note 7)	585,284	403,665
Deferred Revenue	35,000	-
TOTAL CURRENT LIABILITIES	1,035,156	719,971
Going Concern (Note 1)
Commitments (Note 9)
Related Party Transactions (Note 14)
STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
September 30, 2009 and 2008: 92,371,192 (Notes 10,12,13)	9,238	9,238
Additional paid-in capital	17,052,076	16,978,351
Deficit	(18,061,820)	(17,619,944)
Accumulated Other Comprehensive Loss	(2,317)	(6,690)
Non-controlling Interest (Note 8)	102,240	101,624
TOTAL DEFICIENCY	(900,583)	(537,421)
TOTAL LIABILITIES AND DEFICIENCY	$134,573	$182,550

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(All amounts in US Dollars)

		2009	2008
License Fees and Royalties		$137,223	$97,499
Consulting Revenues		240,257	-
TOTAL REVENUES		377,480	97,499
General and Administrative Expenses		499,339	753,118
Research and Development Expenses		204,731	583,195
Depreciation		61,288	78,269
LOSS FROM OPERATIONS		(387,878)	(1,317,083)
OTHER EXPENSES
Interest Expense, net		(54,154)	(35,857)
LOSS BEFORE INCOME TAXES		(442,032)	(1,352,940)
Income Tax (Note 11)		-	-
LOSS FROM CONTINUING OPERATIONS		(442,032)	(1,352,940)
Gain from Operations of Discontinued Component (Note 4)		-	2,121
NET LOSS BEFORE NON-CONTROLLING INTEREST		(442,032)	(1,350,819)
Non-Controlling Interest in Loss of consolidated subsidiaries		(156)	(15,348)
NET LOSS	$	(441,876)	$(1,335,471)
Translation Adjustment		4,373	(81)
COMPREHENSIVE LOSS		(437,503)	(1,335,552)
Per Share Data
Net Loss per Share, basic and diluted		$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding		92,371,192	90,088,635

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(All amounts in US Dollars)

	Common Stock
				Accumulated		Total
			Additional	Other Com-		AlphaRx Inc.	Non-
	Number of		Paid in	prehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency
Balance as of September 30, 2007	81,203,964	$8,122	$15,824,162	$(6,609)	$(16,284,473)	$(458,798)	$116,986	$(341,812)
Warrants Amortization			131,832			131,832		131,832
Warrants exercised	2,737,228	273	273,450			273,723		273,723
Stock Options exercised	3,430,000	343	274,407			274,750		274,750
Private Placement	5,000,000	500	474,500			475,000		475,000
Foreign currency translation				(81)		(81)	(14)	(95)
Non- controlling interest							(15,348)	(15,348)
Net Loss 2008					(1,335,471)	(1,335,471)		(1,335,471)
Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,690)	(17,619,944)	(639,045)	101,624	(537,421)
Warrants issued for services			73,725			73,725		73,725
Foreign Currency Translation				4,373		4,373	772	5,145
Non- controlling interest							(156)	(156)
Net Loss 2009					(441,876)	(441,876)		(441,876)
Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	$(2,317)	(18,061,820)	$(1,002,823)	$102,240	$(900,583)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(All amounts in US Dollars)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(441,876)	$(1,335,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,288	78,269
Stock based compensation	73,725	197,795
Changes in assets and liabilities:
Decrease/(Increase) in Accounts Receivable	(33,901)	3,375
Decrease in Prepaid Expenses	-	6,582
Accrued Interest on Notes Payable	46,131	18,602
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	98,566	(203,213)
Increase in Deferred Revenue	35,000	-
Discontinued Operations (Note 4)	-	(18,829)
Non Controlling Interest	(156)	(15,348)
NET CASH USED IN OPERATING ACTIVITIES	(161,223)	(1,268,238)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	-	(10,141)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	-	1,023,473
Issuance of Notes Payable, net of repayments	138,717	181,974
NET CASH PROVIDED BY FINANCING ACTIVITIES	138,717	1,205,447
Effect of exchange rate changes on cash and cash equivalents	11,889	(30,773)
NET DECREASE IN CASH	(10,617)	(103,705)
CASH and cash equivalents, beginning of year	24,623	128,328
CASH and cash equivalents, end of year	$14,006	$24,623
SUPPLEMENTARY DISCLOSURE:
Income Tax Paid	$-	$-
Interest Paid	$6,227	$23,419

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 85% of AIH and ALS (AIH’s wholly-owned subsidiary) accounted for on a self-sustained basis. All material inter-company accounts and transactions have been eliminated. Where the Company owns less than 100% of a consolidated entity the net assets belonging to the minority owners are accounted for as a non-controlling interest.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Factors relating to going concern issues include working capital deficiency, operating losses, stockholders’ deficit, and continued reliance on external funding sources. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its stockholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of Promissory Notes, and private placements. The Company has contracted with several parties for research and development consulting services that could also result in future license fees and royalties. The Company has one licensee that provides an ongoing royalty stream for its Indaflex product. The Company is constantly seeking out collaborative arrangements with third parties in anticipation of license fees, royalties, milestone payments and consulting services.

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

Cash and Cash Equivalents

Cash includes cash on hand, and amounts on deposit with banks. Cash equivalents include any other highly liquid cash investments purchased with maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2009 and 2008 the Company had only cash on deposit and petty cash on hand.

Accounts Receivable

The Company segregates trade receivables resulting from revenues generated from non-trade or other receivables. An allowance for bad debts is estimated for each type of receivable on a periodic basis based on experience with the respective parties.

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

b) Interest rate, currency and credit risk

The Company is not subject to significant credit and interest risks arising from these financial instruments. The Company may be subject to significant currency risk as some of the external promissory notes are denominated in Canadian dollars or Hong Kong dollars.

Long-Term Financial Instruments

The fair value of each of the Company’s long-term financial assets is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

It is of the management’s opinion that the Company is not exposed to significant interest rate risk, credit risk or currency risks arising from these financial instruments.

Foreign Currency Translation

The Company maintains the books and records of AlphaRx Canada Ltd. in Canadian dollars, and the books and records of Alpha Life Sciences Ltd. and AlphaRx International Holdings Ltd. in Hong Kong dollars, their respective functional currencies. The records of these companies are converted to US dollars, the reporting currency. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. Cumulative net translation adjustments related to equity accounts are included as a separate component of stockholders’ deficiency.

Earnings or Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus Common Stock equivalents (if dilutive) related to stock options and warrants for each year.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

Revenue Recognition

Revenues related to license fees and royalties are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Should there be any future obligations or deliverables related to the license fees, revenue is deferred and recognized only when those obligations and or deliverables have been satisfied. Any advance payments or deposits received in relation to license fees and other fees are deferred until those obligations or deliverables have been satisfied. Royalty payments are not received in advance but rather, are paid to the Company based on previous period sales by licensees. Royalty revenue is accrued in the period earned based on estimates or actual licensed sales during the period in question.

Consulting revenues are recognized as the services are rendered to the customer, and invoiced on a periodic basis or upon completion of the consulting services depending on contract terms and conditions.

Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds from sales is reasonably assured. A reserve for returns is considered periodically based on actual or anticipated returns from customers. The Company no longer sells any products directly to end-users.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates in amounts than may be material to the consolidated financial statements. Management believes that these estimates and assumptions used are reasonable. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known. Estimates were used in determining the amounts of accrued liabilities, useful lives of property plant and equipment, stock based compensation, and valuation allowances.

Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year management determined that an impairment test was necessary and used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

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

Currently, the Company does not have a diverse customer base. The Company relies on one licensee for all of its royalty revenues and has another licensee attempting to commercialize one of its product candidates. Should these licensees discontinue sales of our products, or should commercialization efforts of our product candidates be curtailed, our revenues could be adversely impacted.

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

Stock Based Compensation

The Company recognizes compensation cost for third party and employee services rendered in exchange for an equity instrument award based on the fair value of the award on the date of grant. The Company uses the Black-Sholes option-pricing model in determining the fair value of options and warrants. In determining the expected volatility, the Company bases this assumption on the historical volatilities of the Company’s common stock over the expected life of the stock acquisition rights.

Comprehensive Income

Comprehensive income is net income plus certain items that are recorded directly to stockholders’ equity, bypassing net income. With the exception of foreign exchange gains and losses, the Company has no other components in its comprehensive income (loss) accounts.

Recent Pronouncements

FASB ASC TOPIC 805 – “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 – “Noncontrolling Interests.” The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 815 – “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 944 – “Financial Services – Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was September 30, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 860 - “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 - “Consolidation of Variables Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 820 - “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company’s financial statements and disclosures.

NOTE 3. ACCOUNTS RECEIVABLE
	2009	2008
Trade Accounts Receivable	$40,350	$6,076
Other Accounts Receivable	1,980	2,353
	$42,330	$8,429

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated. No reserve for bad debts was established as at September 30, 2009 and 2008 as all amounts were deemed collectible.

NOTE 4. DISCONTINUED OPERATIONS

The Company discontinued direct sales of Flexogan during 2005. The statements of income for the Discontinued Operations are seen below. No balance sheet items remain as at September 30, 2009 and 2008.

Income Statements	2009	2008
Sales	$-	$2,121
Cost of Sales	-	-
Gross Margin	-	2,121
Income Taxes	-	-
Gain from Discontinued Operations	$-	$2,121

NOTE 5. PROPERTY, PLANT & EQUIPMENT

	2009	2008
Leasehold Improvements	$-	$22,891
Furniture and Fixtures	16,140	28,060
Machinery and Equipment	198,988	339,502
COST	215,128	390,453
Less: Accumulated depreciation/amortization
Leasehold Improvements	-	20,149
Furniture and Fixtures	12,837	19,943
Machinery and Equipment	124,054	200,863
	136,891	240,955
NET	$78,237	$149,498

The cost and accumulated depreciation of $347,860 ($201,353 in 2008) for property, plant and equipment and leasehold improvements that are fully depreciated or amortized, has been removed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2009	2008
Accounts Payable	$303,010	$290,939
Accrued Liabilities for services rendered but
not invoiced as of September 30, 2009 and 2008:
Professional services (legal, audit, financial)	20,795	21,112
Management Salary	68,225	-
Other	22,842	4,255
	$414,872	$316,306

NOTE 7. NOTES PAYABLE

The Company and its subsidiaries issued $138,717 in promissory notes, net of repayments during the year ended September 30, 2009. ($385,063 during the year ended September 30, 2008). The newly issued and existing promissory notes bear interest at rates of 8% - 12% per annum and are repayable on or before the first anniversary date of issuance.

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

Included in Promissory Notes payable are $49,813 in Notes Payable including accrued interest of $8,586 to Michael Lee – CEO at September 30, 2009. (As at September 30, 2008 Notes Payable plus accrued interest of $3,422 owing to Mr. Lee totalled $47,250). See also Related Party Transactions Note 14.

September 30,	2009	2008
Promissory Notes Issued and outstanding, net of repayments and conversions:	$520,551	$385,063
Interest accrued	64,733	18,602
Promissory Notes Payable	$585,284	$403,665

NOTE 8. NON-CONTROLLING INTEREST

On June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company issued 1,500 shares of its Common Stock to New Super Limited (“NSL”), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (USD $1,288,826). As a result AIH’s issued and outstanding shares were increased to 10,000 and the Company’s interest in AIH was reduced to 85%. With the consolidation of only 85% of AIH, a non-controlling interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 9. COMMITMENTS

The Company leases scientific research and development equipment, its main premises on a month-to-month basis and an automobile all on an operating lease basis. The aggregate minimum annual and total payments due under these operating leases are as follows:

As of September 30,	2009	2008
2009	-	$24,232
2010	$23,923	2,062
2011	10,911	-
2012	8,066	-
TOTAL	$42,900	$26,294

NOTE 10. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock. As of September 30, 2009 and 2008, there were 92,371,192 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share.

The Company did not issue any shares of Common Stock during the year ended September 30, 2009. During the year ended September 30, 2008 the Company issued 11,167,228 shares of Common Stock as follows:

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

Net Loss per share of Common Stock is not based on diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 8,000,000 shares of Common Stock and options outstanding to purchase 14,260,000 shares of Common Stock as at September 30, 2009. On a fully diluted basis there would be 114,631,192 shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. Refer to Notes 12 and 13 respectively for more details on options and warrants. (As at September 30, 2008 there would have been 113,891,192 shares outstanding on a diluted basis if all outstanding warrants and options were exercised).

NOTE 11. INCOME TAXES

The regional sources of tax losses for the years ended September 30, 2009 and 2008 were as follows:

	2009	2008
North America	$(305,980)	$(1,266,180)
Outside North America	(78,953)	(99,852)
	$(384,933)	$(1,366,032)

Tax losses by year of origin and year of expiry are as follows:

Year of		Year of		Year of	Outside	Year of
Origin	United States	Expiry	Canada	Expiry	North	Expiry
					America
1998	$212,899	2018
1999	795,878	2019
2000	6,179	2020
2001	292,351	2021
2002	1,017,792	2022
2003	1,189,476	2023
2004	790,108	2024
2005	2,166,634	2025	732,448	2015
2006	1,764,202	2026	682,619	2016	205,123	2013
2007	1,530,976	2027			293,528	2014
2008	1,266,180	2028			99,852	2015
2009	208,940	2029	97,040		78,953	2016
TOTAL	$11,241,615		$1,512,107		$677,456
CONSOLIDATED TAX LOSSES					$13,431,178

The tax effect of material temporary differences representing deferred tax assets is estimated as follows:

	2009	2008
Deferred tax assets:
North America	$4,400,034	$4,214,654
Outside North America	101,618	89,775
Sub-total	4,501,652	4,304,429
Less Valuation allowance	(4,501,652)	(4,304,429)
Net deferred tax assets	-	-

The valuation allowance as of September 30, 2009 and 2008 totalled $4,501,652 and $4,304,429 respectively which consisted primarily of established reserves for deferred tax assets on non-capital operating loss carry forwards for our entities in United States and our foreign entities. The tax rates being used to determine deferred tax assets are estimated at 34.5% for North America and 15% for outside North America.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2009	2008
Combined Statutory Rates	31.3%	34.5%
Non-deductible expenses	(9)	(8)
Change in valuation allowance	(22.3)	(26.5)
Effective tax rate	0%	0%

As of September 30, 2009 the Company had no unrecognized tax benefits and as such required no adjustments to the financial statements. The Company records any interest and penalties related to tax matters within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s US and Canadian tax returns are subject to examination by respective tax authorities. Generally tax years 2006 – 2009 remain open to examination by those respective tax authorities. (IRS in the United States and Canada Customs and Revenue Agency in Canada).

NOTE 12. STOCK OPTION PLANS

No options were granted nor were any exercised during the year ended September 30, 2009. There remains 14,260,000 options to purchase shares of Common Stock as of September 30, 2009.

During fiscal 2008 employees, officers and consultants exercised a total of 3,430,000 options at an average exercise price of approximately $0.08 per share and resulting in $274,750 in cash proceeds to the Company. Of these options 700,000 were from the 2000 Plan and had a weighted remaining contractual life of 2.5 years when exercised and 2,730,000 were from the 2004 Plan and had a weighted remaining contractual life of 7.8 years when exercised. Immediately thereafter the remaining options in the 2000 Plan and 2003 Plan were cancelled, with the agreement of the option holders. In addition, and pursuant to an application for listing on the Toronto Venture Exchange, the Company cancelled a total of 7,660,000 options with the agreement of the option holders during fiscal 2008.

The intrinsic value of outstanding stock options defined, as the difference between the exercise price and the closing price of the stock on September 30, 2009, for those options that are “in the money” was $1,800. (September 30, 2008 intrinsic value of nil since no option exercise price was below the closing price on that date).

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. During fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012. The table below reflects remaining contractual life of the options as of September 30, 2009.

At the Company’s Annual General Meeting held November 26, 2008 a majority of stockholders approved amendments to the existing Stock Incentive Plans including, among others: (i) combining the 2004 and 2006 Plans into one “2008 Stock Incentive Plan” for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

As a result of the new terms governing the Company’s Stock Incentive Plan, the maximum number of options that can still be issued totals 4,310,000 regardless of how many are exercised or expire.

	Number			Share
2008 Stock	Granted,			Price on		Remaining
Incentive Plan	(exercised),		Exercise	Date of	Expiry	Contractual
	(cancelled) or	Date	Price $	Grant $	Date	Life (Years)
	(expired)
	12,720,000	15/11/2004	0.15	0.11	6/30/2012	2.75
	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	2.75
	7,000,000	10/1/2005	0.16	0.14	6/30/2012	2.75
	390,000	8/2/2005	0.15	0.14	6/30/2012	2.75
	100,000	5/25/2005	0.13	0.13	6/30/2012	2.75
	3,290,000	10/17/2005	0.075	0.08	6/30/2012	2.75
Total Grant	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	2.26
Total	14,260,000
Weighted Average of Options Remaining			0.15			2.73

NOTE 13. WARRANTS

The Company issued 3,000,000 warrants during the year ended September 30, 2009 in exchange for financial advisory services. The Company recorded $73,725 in stock based compensation for the year ended September 30, 2009 (2008- $197,795). No income tax benefit has been realized as a result of warrant amortization expenses during 2009 and 2008. Stock based compensation is included in general and administrative expenses seen on the consolidated statement of operations and comprehensive loss. Stock based compensation for fiscal 2009 was calculated using the Black-Sholes pricing model and the following assumptions: expected volatility of 115%, risk free rate of return of 3.65%, expected life of 5 years, and a nil dividend rate.

During the year ending September 30, 2008 warrants to purchase 9,339,435 shares of common stock expired and warrants to purchase 2,737,228 shares of common stock were exercised and an exercise price of $0.10 per share. Of these warrants, 1,862,228 had a remaining weighted average contractual life of 0.69 years when exercised, and 875,000 warrants had a remaining contractual life of 15 days when exercised. Warrants to purchase 5,770,000 shares of common stock were granted during fiscal 2008, of which 770,000 were cancelled pursuant to an application for listing of the Company’s stock on the Toronto Venture Exchange. Of these warrants, 5,000,000 were issued as a result of a private placement, and 770,000 were issued pursuant to a promissory note issued during the year. All of the warrants entitle the holder to purchase one share of Common Stock on or before the expiry date. All of the warrants granted during 2008 have a 2-year contractual life upon issuance.

Warrant amortization for the fiscal 2008 year was calculated using the Black-Sholes pricing model and the following assumptions: expected volatility of 127%, risk free rate of return of 4%, expected life of 2 years and a nil dividend rate.

As at September 30, 2009 there were 8,000,000 warrants issued and outstanding (September 30, 2008 -7,260,000). Additional details regarding warrant activity and warrants outstanding as of September 30, 2009 and 2008 are seen in the table below.

Outstanding		Weighted			Weighted
as at		Average			Average
September		Exercise			Contractual
30, 2007		Price			Life (Years)
14,336,663		$0.22			0.53
Activity during fiscal 2008 and 2009
5,000,000	Granted November 14, 2007 as part of a Private Placement of 5,000,000 units @ $0.10
770,000	Granted during Q1, 2008 based on issuance of Promissory Notes @ $0.10
(1,862,228)	Exercised December 27, 2007 @ $0.10 per share
(770,000)	Cancelled January 5, 2008 with the agreement of the warrant holder
(875,000)	Exercised February 28, 2008 @ $0.10 per share
(9,339,435)	Expired during fiscal 2008
7,260,000	Balance September 30, 2008
(2,260,000)	Expired during fiscal 2009
3,000,000	Granted in exchange for advisory services April 1, 2009 @ $0.03 per share
8,000,000	Balance September 30, 2009

Share
Outstanding			Price
as at			on		Remaining
September		Exercise	Grant	Expiry	Contractual
30, 2009	Issue Date	Price $	Date $	Date	Life (Years)	Reason for Issuance
5,000,000	12/31/2007	0.10	0.26	12/31/2009	0.25	Private Placement of Units completed on Nov 14, 2007 and consisting of one share of common stock and one warrant.
3,000,000	4/1/2009	0.03	0.03	3/31/2014	4.50	Issued in exchange for financial advisory services.

		Weighted			Weighted
		Average			Average
		Exercise			Contractual
Total		Price			Life (Years)
8,000,000		0.07			1.84

NOTE 14. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from one director. Mr. Lee, CEO and director loaned the Company $5,604 during the year ended September 30, 2009. Interest accrued on all loans outstanding to Mr. Lee (the only loans remaining from directors) totalled $8,586 as of September 30, 2009. The Company also repaid $8,000 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2009. The total loan amounts including accrued interest owing to Mr. Lee as of September 30, 2009 was $49,813. (September 30, 2008 - $47,250)

Mr. Lee loaned the Company approximately $43,828 during the year ended September 30, 2008 taking back promissory notes. Interest accrued on these loans totalled approximately $3,422 as at September 30, 2008. Interest rates on all promissory notes outstanding range from 8% - 12% per annum. The loans are repayable on or before the first anniversary date of issuance and are unsecured.

NOTE 15. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

The Company derived revenues from royalties and from consulting services for the year ended September 30, 2009 and 2008.

	Years ended September 30,
Revenue Stream	2009	2008
Third Party Royalties (Mexico)	137,223	97,499
Consulting Fees (North America)	240,257	-
Total Revenues	$377,480	$97,499

Long Lived Assets

	Years ended September 30,
Long Lived Assets	2009	2008
North America	$78,237	$148,481
Asia	-	1,017
Total Long Lived Assets	$78,237	$149,498

NOTE 16. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 17. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Annual Report on Form 10-K that includes these consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events since November 11, 2009 (audit completion date) that would require recognition or note disclosure in these financial statements.