Form 10-Q
period 2009-12-31
ALPHARX INC
filed 2010-02-12
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2009

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
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

The number of outstanding shares of registrant's Common Stock on February 11, 2010 was 92,371,192.

Transitional Small Business Disclosure Format. Yes [   ]  No [X]

ALPHARX, INC.

FORM 10-Q

DECEMBER 31, 2009

TABLE OF CONTENTS

Unaudited Interim Consolidated Balance Sheets as of December 31 2009 and September 30, 2009 (Audited)	3
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2009 and December 31, 2008	4
Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of December 31, 2009 and September 30, 2009	5
Unaudited Interim Consolidated Statements of Cash Flow for the three months ended December 31, 2009 and December 31, 2008	6
Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 9
Management’s Discussion and Analysis of Financial Condition and Plan of Operation	10-15
Other Information	16

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND SEPTEMBER 30, 2009
(All amounts in US Dollars)

	December 31,	September 30,
	2009	2009
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$18,828	$14,006
Accounts Receivable	5,813	42,330
TOTAL CURRENT ASSETS	24,641	56,336
PROPERTY, PLANT and EQUIPMENT, net	74,354	78,237
TOTAL ASSETS	98,995	134,573
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	457,923	414,872
Notes Payable (Note 3)	668,006	585,284
Deferred Revenue	-	35,000
TOTAL CURRENT LIABILITIES	1,125,929	1,035,156
STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
December 31 and September 30, 2009- 92,371,192 (Notes 5-7)	9,238	9,238
Additional paid-in capital	17,052,076	17,052,076
Deficit	(18,184,338)	(18,061,820)
Accumulated Other Comprehensive Loss	(5,833)	(2,317)
Non-controlling Interest	101,923	102,240
TOTAL DEFICIENCY	(1,026,934)	(900,583)
TOTAL LIABILITIES AND DEFICIENCY	$98,995	$134,573

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(All amounts in US Dollars)

December 31,	2009	2008
Consulting Revenue	-	$86,100
License Fees and Royalties	51,570	17,474
TOTAL REVENUES	51,570	103,574
General and Administrative Expenses	98,478	53,243
Research and Development Expenses	45,391	42,959
Depreciation	10,081	17,176
LOSS FROM OPERATIONS	(102,380)	(9,804)
OTHER EXPENSES
Interest Expense, net	(19,835)	(10,154)
LOSS BEFORE INCOME TAXES	(122,215)	(19,958)
Income Tax	-	-
NET LOSS	(122,215)	(19,958)
Net Income/Loss attributable to Non-controlling interests	(303)	1,388
NET LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	(122,518)	(18,570)
COMPREHENSIVE LOSS
Net Loss	(122,215)	(19,958)
Translation Adjustment	(4,136)	16,461
Comprehensive Loss	(126,351)	(3,497)
Less: Comprehensive Loss/Income attributable to Non-controlling interests	317	(1,081)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(126,034)	$(4,578)
Per Share Data
Net Loss per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	92,371,192	92,371,192

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Com- prehensive Loss	Deficiency	Total AlphaRx Inc. Stockholders’ Deficiency	Non- controlling Interest	Total Deficiency

Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,690)	(17,619,944)	(639,045)	101,624	(537,421)
Warrants issued for services			73,725			73,725		73,725
Foreign Currency Translation				4,373		4,373	772	5,145
Non- controlling interest							(156)	(156)
Net Loss 2009					(441,876)	(441,876)		(441,876)
Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	$(2,317)	(18,061,820)	$(1,002,823)	$102,240	$(900,583)
Foreign Currency Translation				(3,516)		(3,516)	(620)	(4,136)
Non- controlling interest							303	303
Net Loss for the Period					(122,518)	(122,518)		(122,518)
Balance as of December 31, 2009
	92,371,192	$9,238	$17,052,076	$(5,833)	$(18,184,338)	(1,128,857)	$101,923	$(1,026,934)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(All amounts in US Dollars)

Three months ended December 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(122,215)	$(19,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,081	17,176
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	36,517	(68,729)
Decrease (Increase) in other assets	-	(14,350)
(Decrease) Increase in accounts payable and accrued liabilities	43,051	13,061
Accrued interest on notes payable	16,936	8,559
Increase (Decrease) in deferred revenue	(35,000)	33,333
NET CASH USED IN OPERATING ACTIVITIES	(50,630)	(30,908)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	(5,691)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(5,691)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of Notes Payable, net	57,816	42,019
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,816	42,019
Effect of exchange rate changes on cash and cash equivalents	3,327	(14,350)
NET INCREASE (DECREASE) IN CASH	4,822	(3,239)
CASH, and cash equivalents, beginning of period	14,006	24,623
CASH, and cash equivalents, end of period	$18,828	$21,384
Taxes Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARx INC.
CONDENSED NOTES TO INTERIM UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)

NOTE 1. NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARx, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 7, 1997. The company is an emerging pharmaceutical company specializing in the formulation of human therapeutic products using proprietary drug delivery technologies.

The interim unaudited consolidated financial statements reflect the activities of AlphaRx Inc., 100% of AlphaRx Canada Limited and 85% of AlphaRx International Holdings Limited and AlphaRx Life Sciences Ltd. (AIH’s wholly owned subsidiary) collectively the “Company”. All material inter-company accounts and transactions have been eliminated.

The accompanying interim unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. Factors relating to going concern issues include working capital deficiencies, operating losses, shareholders’ deficits, and continued reliance on external funding sources. In order to mitigate the going concern issues, the Company is constantly pursuing new business arrangements and striving to achieve profitability, and seeking capital funding on an ongoing basis via the issuance of promissory notes, and private placements.

NOTE 3. NOTES PAYABLE

The Company issued approximately $57,816 in promissory notes during the three months ended December 31, 2009. (During the three months ended December 31, 2008 the Company issued approximately $42,019 in promissory notes). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

See also note 8 – Related Party Transactions.

NOTE 4. NON-CONTROLLING INTEREST

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2009 and 2008 there were 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share. The Company did not issue any shares of Common Stock during the three months ended December 31, 2009 and 2008.

NOTE 6. STOCK OPTION PLANS

The Company has one Stock Option Plan (the “2008 Stock Option Plan”) under which officers, key employees, certain independent contractors, and independent directors may be granted options to purchase shares of the Company’s authorized but unissued Common Stock. All outstanding options currently expire no later than June 30, 2012. Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital.

At the Company’s Annual General Meeting held November 26, 2008 a majority of stockholders approved amendments to the existing Stock Option Plans including, among others: (i) combining the 2004 and 2006 Plans into the 2008 Stock Option Plan for ease of administration; (ii) providing a cap for the number of options to be issued at 22,000,000; (iii) providing guidelines for exercise prices such that the exercise price of any newly granted option is never less than the market value or in the case of a 10%+ holder, never less than 110% of the market value on the date of grant; (iv) providing for a maximum term of 5 years for any option granted; (v) provide for a vesting schedule whereby vesting must occur over at least 18 months with no more than 1/6th of the options granted vesting in any 3 month period; (vi) providing for the maximum number of options to be granted to any one individual in any 12 month period to be no more than 5% of the issued and outstanding common stock, and (vii) providing for a maximum number of options to be granted to any Investor Relations party to be no more than 2% of the issued and outstanding common stock.

As a result of the new terms governing the Company’s 2008 Stock Option Plan, the maximum number of options that can still be issued totals 4,310,000, regardless of whether existing options are exercised or cancelled.

During the three months ended December 31, 2009 and 2008 no options were granted and no options were exercised. Additional details of the 2008 Plan, as at December 31, 2009 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	2.50
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	2.50
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	2.50
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	2.50
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	2.50
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	2.50

Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	2.01
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at December 31, 2009 and 2008
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			2.48

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the three months ended December 31, 2009 and 2008. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

The Company did not issue any warrants, nor were any warrants exercised during the three-month period ended December 31, 2009 and 2008. Warrants to purchase 5,000,000 shares of Common Stock expired on December 31, 2009. The Company has the following warrants outstanding to purchase shares of Common Stock as of December 31, 2009:

Outstanding as at December 31, 2009	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	4.25	Issued in exchange for financial advisory services.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $51,936 including interest of $9,974 as of December 31, 2009. (December 31, 2008: $43,821 including interest of $4,264). These promissory notes bear interest at 12% per annum and are unsecured.

NOTE 9: RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810 – Non-controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a Company provides.

NOTE 10. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the quarterly report on Form 10-Q that includes these unaudited interim consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events since February 8, 2010 (review completion date) that would require recognition or note disclosure in these financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the condensed Notes thereto, appearing in this Form 10-Q. For additional information and complete financial statement note disclosure as of September 30, 2009, reference should be made to the annual Form 10-K filed during December 2009. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

Recent Developments

We entered into a collaboration agreement during August 2009 with Venturepharm Group, a China based company that provides world-class services for the biotechnology and pharmaceutical industries. Our objectives include the adaptation of our delivery technology to improve the quality and efficacy of pharmaceutical products selected for development in China. Venturepharm Group agrees to provide us with lab space, manufacturing facilities, regulatory services and distribution services all at a competitive rate. We subsequently entered into an agreement with Venturepharm Group for the provision of the active pharmaceutical ingredient for ARX 1088, an orally active interferon inducer intended for the treatment of Hepatitis. We are focused on commercializing ARX 1088 in China and South America.

We appointed Ms. Ruby Hui as the President of China Operations through our 85% subsidiary – AlphaRx Life Sciences Ltd. during the three months ended December 31, 2009. We have the following portfolio of short term and long term drug candidates which we will be attempting to commercialize mainly in the China market over the coming years. Patents or patents pending protect these product candidates:

Product Name	Dosage Form	Indication
CHX Rinse	Liquid	Gum Disease
Indaflex	Topical Cream	Pain
Dicloflex	Topical Cream	Pain
ARX606 T	Topical Cream	Wound Treatment
ARX2038	Tablet ER	Anti-Anxiety
ARX2038	Tablet ER	Lipid Management
ARX1088	Tablet ER	Hepatitis
Zysolin	Inhalation Aerosol	Pneumonia
Vansolin	Inhalation Aerosol	Pneumonia
GAI-122	Injectible	Stroke

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

Overview of Results of Operations

Three	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31
Months	2009	2009	2009	2009	2008	2008	2008	2008
Ended	$	$	$	$	$	$	$	$
Net Sales	51,570	88,815	20,982	164,109	103,574	16,326	46,798	17,243
Net Income (Loss)	(122,215)	(208,562)	(235,695)	23,420	(19,958)	(59,077)	(294,670)	(396,535)
Net (Income) Loss per Share (1)	(0.01)	(0.01)	(0.01)	0.00	(0.00)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

The Company incurred a net loss of $122,215 for the three month period ended December 31, 2009 as compared to a net loss of $19,958 incurred for the same period a year ago, an increase of $102,257. The Company signed two co-development agreements in the three months ended December 31, 2008 and generated $86,100 in consulting revenues for that period with no comparable revenue during the current period. This is the primary cause for the increase in net loss between periods.

Revenues

Total revenues for the three-month period ended December 31, 2009 were $51,570 as compared to $103,574 generated for the same period a year ago, a decrease of $52,004 or about 50%. Royalty revenues were comparable year over year at $16,570 for the three months ended December 31, 2009 as compared to $17,474 for the same period a year ago. The Company also generated licensing revenues in the amount of $35,000 for the three months ended December 31, 2009 with no comparable revenues for the same period a year ago. We did not generate any consulting revenues for the three months ended December 31, 2009 as compared to $86,100 in consulting revenues generated for the same period a year ago. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $98,478 for the three month period ended December 31, 2009 as compared to $53,243 incurred for the same period a year ago, an increase of $45,235 or about 85%. We realized a foreign exchange loss of $4,398 during the three months ended December 31, 2009 as compared to a foreign exchange gain of $37,510 incurred in the same period a year ago, an increase in this expense of $41,908 between periods.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2009 were $45,391 as compared to $42,959 incurred for the same period a year ago, an increase of $2,432 or about 6%. We currently have 3 full time staff. We are maintaining our costs to be more in line with revenue expectations until capital markets improve or additional funding is sourced. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $10,081 for the three months ended December 31, 2009 as compared to $17,176 incurred during the same period a year ago, a decrease of $7,095 or about 41%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $102,380 for the three months ended December 31, 2009 as compared to a loss of $9,804 incurred for the same period a year ago, an increase of $92,576.

Interest Expense

Interest expense for the three months ended December 31, 2009 was $19,835 as compared to interest expense of $10,154 generated during the same period a year ago. There were approximately $668,000 in promissory notes outstanding as of December 31, 2009 as compared to approximately $420,000 as of December 31, 2008 leading to an increase in interest expense. Credit card payables have also increased during the period ended December 31, 2009 as compared to the same period a year ago, leading to an increase in interest expense.

Non-Controlling interest in gain/ (loss) of Consolidated Subsidiaries

We reflected a non-controlling interest loss of $303 for the three months ended December 31, 2009 as compared to an income of $1,388 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.

Net Loss Attributable to AlphaRx Inc. Stockholders

As a result of the above mentioned revenue and expense items, we incurred a net loss attributable to AlphaRx Inc. stockholders of $122,518 for the three months ended December 31, 2009 as compared to a net loss of $18,570 incurred in the same period a year ago.

Translation Adjustment

This adjustment results from unrealized foreign exchange gain and losses stemming from translation of our foreign subsidiaries into U.S. Dollars. We incurred a translation adjustment loss of $4,136 for the three months ended December 31, 2009 as compared to a translation gain of $16,461 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2009 the Company had a working capital deficiency of $(1,101,288) as compared to a working capital deficiency of $(978,820) as at September 30, 2009. The Company has also increased its stockholders’ deficiency to $(1,026,934) as at December 31, 2009 compared to a stockholders’ deficiency of $(900,583) as at September 30, 2009. We did not issue any stock during the three months ended December 31, 2009.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream. We entered into collaboration and licensing agreements with Riso Pharma Technology and Venturepharm Group in recent months. We entered into two co-development agreements during the three months ended December 31, 2008 and we continue to seek out new arrangements. We also have licensing arrangements with Proprius Pharmaceuticals Inc. and a joint venture agreement with AlphaAP Inc., which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

Since inception, we have financed operations principally from the sale of Common Stock and issuance of promissory notes and expect to continue this practice to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our entire business strategy. Therefore, we will likely need to raise substantial additional capital to fund our operations in the future. We cannot be certain that any financing will be available when needed on acceptable terms or at all. Any additional equity financings will be dilutive to our existing stockholders, and debt financing, if available, may require additional stock to be issued and/or involve restrictive covenants on our business.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009. The Company's Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue nor purchase any equity securities during the three months ended December 31, 2009 and 2008. Warrants to purchase 5,000,000 shares of Common Stock expired on December 31, 2009. There were 92,371,192 shares of Common Stock issued and outstanding as of December 31, 2009 and 2008 and there would be 109,631,192 shares of Common Stock issued and outstanding if all warrants and assigned options were exercised as of December 31, 2009. There remains 4,310,000 unassigned options as of December 31, 2009 which have been previously approved for issuance.

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

DATED: February 12, 2010

ALPHARx, INC.

By:	/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By:	/S/ Michael M. Lee
Michael M. Lee, Director

By:	/S/ David Milroy
David Milroy, Director

By:	/S/ Ford Moore
Ford Moore, Director