Form 10-Q/A
period 2009-12-31
ALPHARX INC
filed 2010-03-15
CIK 1114936

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

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ended December 31, 2009, we are filing this Amendment No. 1 to include the following information:

1. We have amended our discussion in Item 3 Controls and Procedures to indicate that our internal control over financial reporting was ineffective during the period covered by this report.

2. We have modified the Exhibit 31.1 Certification of our Chief Executive Officer to conform to the certification language as specified in SEC rules.

3. We have modified the Exhibit 31.2 Certification of our Chief Financial Officer to conform to the certification language as specified in SEC rules.

With the exception of the foregoing changes, no other information in the report on Form 10-Q for the three months ended December 31, 2009 has been supplemented, updated or amended.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the three months ended December 31, 2009. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2009. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2009 that have materially affected or that are reasonably likely to affect the internal controls.

Limitation on the Effectiveness of Controls

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