Form 10-Q
period 2010-03-31
ALPHARX INC
filed 2010-05-14
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2010

OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: ______________ to ______________

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

Yes [X]                 No [   ]

The number of outstanding shares of registrant's Common Stock on May 13, 2010 was 92,371,192.

Transitional Small Business Disclosure Format.

Yes [   ]             No [X]

ALPHARX, INC.

FORM 10-Q

MARCH 31, 2010

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009 (Audited)	3
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2010 and March 31, 2009	4
Unaudited Interim Consolidated Statements of Changes in Stockholders’ Deficiency as of March 31, 2010 and September 30, 2009	5
Unaudited Interim Consolidated Statements of Cash Flow for the three and six months ended March 31, 2010 and March 31, 2009	6
Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 10
Management’s Discussion and Analysis of Financial Condition and Plan of Operation	11-17
Other Information	18

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(All amounts in US Dollars)

	March 31	September 30
	2010	2009
	Unaudited	Audited
CURRENT ASSETS

Cash and Cash Equivalents	$16,870	$14,006
Accounts Receivable, net	9,315	42,330
TOTAL CURRENT ASSETS	26,185	56,336

PROPERTY, PLANT and EQUIPMENT, net	63,606	78,237

TOTAL ASSETS	89,791	134,573

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	531,100	414,872
Notes Payable (note 3)	789,665	585,284
Deferred Revenue	-	35,000
TOTAL CURRENT LIABILITIES	1,320,765	1,035,156

Going Concern (note 2)

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding March 31, 2010 and September 30, 2009: 92,371,192 (Note 5)	9,238	9,238
Additional paid-in capital	17,052,076	17,052,076
Deficit	(18,390,416)	(18,061,820)
Accumulated Other Comprehensive Loss	(4,358)	(2,317)
Non-controlling Interest (Note 4)	102,486	102,240
TOTAL DEFICIENCY	(1,230,974)	(900,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$89,791	$134,573

Signed: Dr. David Milroy	Signed: Michael Lee
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(All amounts in US Dollars)
(UNAUDITED)

	3 months ended	3 months ended	6 months ended	6 months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

License Fees and Royalties	$18,720	$14,455	$70,290	$31,929
Consulting Revenues	30,000	149,654	30,000	235,754
TOTAL REVENUES	48,720	164,109	100,290	267,683

General and Administrative Expenses	163,912	72,495	262,390	125,738
Research and Development Expenses	57,638	44,262	103,029	87,221
Depreciation	10,061	15,168	20,142	32,344
	231,611	131,925	385,561	245,303
INCOME/(LOSS)
FROM OPERATIONS	(182,891)	32,184	(285,271)	22,380

OTHER EXPENSES
Interest Expense, net	(22,884)	(11,820)	(42,719)	(21,974)

INCOME/(LOSS) BEFORE
INCOME TAXES	(205,775)	20,364	(327,990)	406

Income Tax	-	-	-	-

NET INCOME (LOSS)	(205,775)	20,364	(327,990)	406
Net Income/Loss attributable to Non- controlling interests	303	587	606	1,975
NET INCOME (LOSS) ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(206,078)	$20,951	$(328,596)	$2,381

COMPREHENSIVE INCOME/(LOSS)
Net Income (Loss)	(205,775)	20,364	(327,990)	406
Translation Adjustment	1,735	(8,849)	(2,401)	7,612
Comprehensive Income (Loss)	(204,040)	11,515	(330,391)	8,018
Less: Comprehensive Income/ (Loss)
Attributable to Non-Controlling Interests	(71)	1,914	246	833
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(204,111)	$13,429	$(330,145)	$8,851
Net Income/(Loss) per Share, basic and diluted, attributable to AlphaRx, Inc.	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	92,371,192	92,371,192	92,371,192	92,371,192

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Deficiency	Total AlphaRx Inc. Stockholder’s Deficiency	Non- controlling Interest	Total Deficiency

Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,690)	(17,619,944)	(639,045)	101,624	(537,421)
Warrants issued for services			73,725			73,725		73,725
Foreign Currency Translation				4,373		4,373	772	5,145
Non- controlling interest							(156)	(156)
Net Loss 2009					(441,876)	(441,876)		(441,876)
Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	$(2,317)	(18,061,820)	$(1,002,823)	$102,240	$(900,583)
Foreign Currency Translation				(2,041)		(2,041)	(360)	(2,401)
Non- controlling interest							606	606
Net Loss for the Period					(328,596)	(328,596)		(328,596)
Balance as of March 31, 2010	92,371,192	$9,238	$17,052,076	$(4,358)	$(18,390,416)	$(1,333,460)	$102,486	$(1,230,974)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	6 months	6 months
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(206,078)	$20,951	$(328,596)	$2,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,061	15,168	20,142	32,344
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,502)	6,728	33,015	(62,001)
Increase in prepaid expenses and other assets	-	(51,550)	-	(65,900)
Increase in accounts payable and accrued liabilities	73,177	938	116,228	13,999
Accrued interest on notes payable	21,081	10,574	38,017	19,133
Increase (decrease) in deferred revenue	-	(1,144)	(35,000)	32,189
Non-Controlling interest	303	(587)	606	(1,975)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(104,958)	1,078	(155,588)	(29,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	-	-	(5,691)	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,691)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of Notes Payable, net	84,670	25,193	142,486	67,212

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,670	25,193	142,486	67,212

Effect of exchange rate changes on cash and cash equivalents	18,330	(13,722)	21,657	(28,072)

NET INCREASE/(DECREASE) IN CASH	(1,958)	12,549	2,864	9,310

CASH, and cash equivalents, beginning of period	18,828	21,384	14,006	24,623

CASH, and cash equivalents, end of period	$16,870	$33,933	$16,870	$33,933

Taxes Paid	-	-	-	-
Interest Paid	-	-	-	-

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

NOTE 3. NOTES PAYABLE

The Company issued $142,486 in promissory notes during the six months ended March 31, 2010. (During the six months ended March 31, 2009 the Company issued $67,212 in promissory notes). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2010 and 2009 there were 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share. The Company did not issue any shares of Common Stock during the six months ended March 31, 2010 and 2009.

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

During the six months ended March 31, 2010 and 2009 no options were granted and no options were exercised. Additional details of the 2008 Plan, as at March 31, 2010 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	2.25
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	2.25
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	2.25
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	2.25
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	2.25
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	2.25
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	1.76
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at March 31, 2010 and 2009
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			2.23

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the six months ended March 31, 2010 and 2009. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

The Company did not issue any warrants, nor were any warrants exercised during the six-month period ended March 31, 2010 and 2009. Warrants to purchase 5,000,000 shares of Common Stock expired on December 31, 2009. The Company has the following warrants outstanding to purchase shares of Common Stock as of March 31, 2010:

Outstanding as at March 31, 2010	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	4.00	Issued in exchange for financial advisory services.

See also subsequent event note 10 below.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $57,368 including accrued interest of $11,560 as of March 31, 2010. (March 31, 2009: $43,850 including accrued interest of $5,308). These promissory notes bear interest at 12% per annum and are unsecured.

NOTE 9: RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810 – Non-controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a Company provides.

NOTE 10. SUBSEQUENT EVENTS

On April 12, 2010 the Company issued warrants to purchase 3,740,150 shares of common stock at $0.085 per share. These warrants were issued in exchange for financial advisory services to be provided until September 30, 2010 and as added compensation to certain staff. These warrants expire on April 11, 2015.

On April 6, 2010 AlphaRx Canada Limited (“ACL”), a wholly-owned subsidiary of the Company signed a letter of intent with Pacific Orient Capital Inc. (“POC”) whereby POC will effect a qualifying transaction, as such term is defined in Toronto Venture Exchange policies, by acquiring all of the shares of ACL that are issued and outstanding at the time of closing of the transaction. The transaction, among other conditions, shall be conditional upon the completion of a concurrent public offering or private placement of CAD $1.5 million of shares of common stock at a value of no less than CAD $0.60 per share. In relation thereto the Company has received a non-refundable deposit during April, 2010 of CAD $25,000 to assist in the restructuring.

Management has reviewed subsequent events through the date of filing the quarterly report on Form 10-Q that includes these unaudited interim consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events since May 6, 2010 (review completion date) that would require recognition or note disclosure in these financial statements.

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

The costs incurred for individual research and development initiatives to date cannot be readily determined because (i) there is no clear distinction between initiatives in order to be able to differentiate between them; (ii) all initiatives have a common goal and that is to adopt our drug delivery systems to the specific drug in order to improve that drug’s effectiveness; and (iii) we do not maintain a time control system to separately classify research and development activities between similar initiatives.

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

Recent Developments

We have been advised by Cypress Biosciences (“Cypress”), our development partner for Indaflex in the United States, that it is no longer funding any activities for Indaflex. Despite the termination of Indaflex activity in the United States, we continue to develop Indaflex for the Chinese market. We are currently working with our regulatory consultants, pending availability of stability data, in preparation for submission of a clinical trial application with the China State Food and Drug Association (“SFDA”) in order to begin human trials in China. These preparations are proceeding on schedule.

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

We appointed Ms. Ruby Hui as the President of China Operations through our 85% subsidiary – AlphaRx Life Sciences Ltd. during the six months ended March 31, 2010. We have the following portfolio of short term and long term drug candidates which we will be attempting to commercialize mainly in the China market over the coming years. Patents or patents pending protect these product candidates:

Product Name	Dosage Form	Indication
CHX Rinse	Liquid	Gum Disease
Indaflex	Topical Cream	Pain
ARX 8103	Tablet	Pain
ARX2038	Tablet ER	Lipid Management
ARX1088	Tablet ER	Hepatitis
Zysolin	Inhalation Aerosol	Pneumonia
Vansolin	Inhalation Aerosol	Pneumonia
GAI-122	Injectible	Stroke

We also signed a collaboration and licensing agreement with Riso Pharma Technology in September 2009. Under the agreement Riso Pharma Technology will undertake development and potential commercialization of ARX606T, which makes use of our proprietary formulation technology to deliver a safe and well-known growth factor topically to patients with severe wounds and ulcers.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited, a privately held early stage biopharmaceutical company. We concluded formulation development on GAI-122 during August 2009. GAI-122 is an investigational, injectable nanoemulsion of a Mitochondria-targeted neuroprotective agent formulated with our emulsion drug delivery technology. GAI-122 has been shown to provide significant neuro-protection in multiple in vitro and in vivo animal studies, suggesting that this injectable nanoemulsion formulation has the potential to treat patients with acute ischemic stroke or to prevent postoperative delirium.

GAI-122 is proceeding to the clinical trial materials manufacturing stage and is expected to enter clinical trials by the end of 2010. GAI-122 is protected by 4 United States patent applications and 2 Chinese patent applications.

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

Overview of Results of Operations

Three Months Ended	Mar 31 2010 $	Dec 31 2009 $	Sep 30 2009 $	June 30 2009 $	Mar 31 2009 $	Dec 31 2008 $	Sep 30 2008 $	June 30 2008 $
Net Sales	48,720	51,570	88,815	20,982	164,109	103,574	16,326	46,798
Net Income (Loss)	(206,078)	(122,518)	(208,562)	(235,695)	20,951 (2)	(18,570) (2)	(59,077)	(294,670)
Net (Income) Loss per Share (1)	(0.01)	(0.01)	(0.01)	(0.01)	0.00	(0.00)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.
NOTE (2) These amounts have been reclassified to conform to current presentation for the six months ended March 31, 2010 and March 31, 2009. Each subsequent quarter will also be restated accordingly at the end of each subsequent quarterly period as required.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2010, AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2009

The Company incurred a net loss of $328,596 for the six month period ended March 31, 2010 as compared to a net income of $2,381 generated for the same period a year ago, an increase of $330,977. Revenues during the six months ended March 31, 2010 were about $167,000 less than in the previous period and general and administrative expenses were about $137,000 higher than in previous period. These two items were the primary cause for the increase in net loss between periods.

Revenues

Total revenues for the six-month period ended March 31, 2010 were $100,290 as compared to $267,683 generated for the same period a year ago, a decrease of $167,393 or about 63%. Royalty revenues were comparable year over year at $33,319 for the six months ended March 31, 2010 as compared to $31,929 for the same period a year ago. The Company also generated licensing revenues in the amount of $36,971 for the six months ended March 31, 2010 with no comparable revenues for the same period a year ago. We also generated $30,000 in consulting revenues for the six months ended March 31, 2010 as compared to $235,754 in consulting revenues generated for the same period a year ago. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $262,390 for the six month period ended March 31, 2010 as compared to $125,738 incurred for the same period a year ago, an increase of $136,652 or about 109%. We realized a foreign exchange loss of $38,973 during the six months ended March 31, 2010 as compared to a foreign exchange gain of $58,551 incurred in the same period a year ago, an increase in this expense of $97,524 between periods. We incurred travel expenses of $41,857 during the six months ended March 31, 2010 as compared to $23,815 incurred during the same period a year ago, an increase of $18,042 or about 76%. Increased travel to China to source out business opportunities as compared to previous year was the primary reason for the increased travel. We incurred $96,595 in total administrative staff costs for the six months ended March 31, 2010 as compared to $82,853 incurred in the same period a year ago, an increase of $13,742 or about 17%. These staff costs cover President of China Operations, President and CEO, CFO and office administrator for the Company and its subsidiaries.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2010 were $103,029 as compared to $87,221 incurred for the same period a year ago, an increase of $15,808 or about 18%. Staff costs including consultants were $76,559 as compared to $66,823 incurred during the same period a year ago, an increase of $9,736 or about 15%. This increase is due primarily to the strengthening of the Canadian dollar between periods resulting in higher US Dollar costs when translated. We currently have 3 full time staff. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $20,142 for the six months ended March 31, 2010 as compared to $32,344 incurred during the same period a year ago, a decrease of $12,202 or about 38%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $285,271 for the six months ended March 31, 2010 as compared to a net income of $22,380 incurred for the same period a year ago, a deterioration of $307,651.

Interest Expense

Interest expense for the six months ended March 31, 2010 was $42,719 as compared to interest expense of $21,974 generated during the same period a year ago. There were approximately $790,000 in promissory notes outstanding as of March 31, 2010 as compared to approximately $448,000 as of March 31, 2009 leading to an increase in interest expense.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $606 for the six months ended March 31, 2010 as compared to a non-controlling interest loss of $1,975 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest in our 85% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $(328,596) for the six months ended March 31, 2010 as compared to a net income of $2,381 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2010 the Company had a working capital deficiency of $1,294,580 as compared to a working capital deficiency of $978,820 as at September 30, 2009. The Company has also increased its stockholders’ deficiency to $1,230,974 as at March 31, 2010 compared to a stockholders’ deficiency of $900,583 as at September 30, 2009. We did not issue any stock during the six months ended March 31, 2010.

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

The inability to raise capital would have a material adverse effect on the Company. We currently have no capital commitments other than one leased auto and for certain research equipment.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Principle Accounting Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of the date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of March 31, 2010. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2010, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the six months ended March 31, 2010. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2010. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the six months ended March 31, 2010 that have materially affected or that are reasonably likely to affect the internal controls.

Limitation on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control weaknesses or shortfalls, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principle Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. The Company's Chief Executive Officer and Chief Financial Officer and Principle Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue nor purchase any equity securities during the six months ended March 31, 2010 and 2009. Warrants to purchase 5,000,000 shares of Common Stock expired on December 31, 2009. There were 92,371,192 shares of Common Stock issued and outstanding as of December 31, 2009 and 2008 and there would be 109,631,192 shares of Common Stock issued and outstanding if all warrants and assigned options were exercised as of March 31, 2010. There remains 4,310,000 unassigned options as of March 31, 2010 which have been previously approved for issuance.

We issued warrants to purchase 3,740,150 shares of common stock at $0.085 per share as of April 12, 2010. These warrants were issued in exchange for financial advisory services to be provided until September 30, 2010. These warrants expire on April 11, 2015.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 - OTHER INFORMATION

None.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(i)	EXHIBITS.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of C.F.O. and Principle Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	Certification of Marcel Urbanc pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(ii) REPORTS ON FORM 8-K

Not applicable

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2010

ALPHARx, INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
 Ford Moore, Director