Form 10-Q
period 2010-06-30
ALPHARX INC
filed 2010-08-23
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2010

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

Yes [X] No [  ]

The number of outstanding shares of registrant's Common Stock on August 19, 2010 was 92,371,192.

Transitional Small Business Disclosure Format.

Yes [  ] No [X]

ALPHARX, INC.

FORM 10-Q

JUNE 30, 2010

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and September 30, 2009 (Audited)	3
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2010 and June 30, 2009	4
Unaudited Interim Consolidated Statements of Changes in Stockholders’ Deficiency as of June 30, 2010 and September 30, 2009	5
Unaudited Interim Consolidated Statements of Cash Flow for the three and nine months ended June 30, 2010 and June 30, 2009	6
Condensed Notes to Unaudited Interim Consolidated Financial Statements	7 - 10
Management’s Discussion and Analysis of Financial Condition and Plan of Operation	11-17
Other Information	18

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(All amounts in US Dollars)

	June 30	September 30
	2010	2009
	Unaudited	Audited

CURRENT ASSETS
Cash and Cash Equivalents	$17,960	$14,006
Accounts Receivable, net	5,778	42,330
TOTAL CURRENT ASSETS	23,738	56,336

PROPERTY, PLANT and EQUIPMENT, net	52,992	78,237

TOTAL ASSETS	76,730	134,573

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	464,096	414,872
Notes Payable (note 3)	706,598	585,284
Deferred Revenue	-	35,000
TOTAL CURRENT LIABILITIES	1,170,694	1,035,156

Going Concern (note 2)

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding June 30, 2010 and September 30, 2009: 92,371,192 (Note 5)	9,238	9,238
Additional paid-in capital	17,278,268	17,052,076
Deficit	(18,547,782)	(18,061,820)
Accumulated Other Comprehensive Loss	(7,837)	(2,317)
Total ALPHARx, INC. STOCKHOLDERS’ DEFICIENCY	(1,268,113)	(1,002,823)
Non-controlling Interest (Note 4)	174,149	102,240

TOTAL DEFICIENCY	(1,093,964)	(900,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$76,730	$134,573

Signed: Dr. David Milroy	Signed: Michael Lee
Director	Director

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(All amounts in US Dollars)
(UNAUDITED)

	3 months ended	3 months ended	9 months ended	9 months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

License Fees and Royalties	$15,623	$16,323	$85,913	$48,252
Consulting Revenues	30,000	4,659	60,000	240,413
TOTAL REVENUES	45,623	20,982	145,913	288,665

General and Administrative Expenses	156,175	184,883	418,565	310,621
Research and Development Expenses	31,146	39,586	134,175	126,807
Depreciation	10,265	16,444	30,407	48,788
	197,586	240,913	583,147	486,216
INCOME/(LOSS)
FROM OPERATIONS	(151,963)	(219,913)	(437,234)	(197,551)

OTHER INCOME	23,483		23,483
OTHER EXPENSES
Interest Expense, net	(24,933)	(14,865)	(67,652)	(36,839)

INCOME/(LOSS) BEFORE
INCOME TAXES	(153,413)	(234,796)	(481,403)	(234,390)

Income Tax	-	-	-	-

NET INCOME (LOSS)	(153,413)	(234,796)	(481,403)	(234,390)
Net Income/Loss attributable to Non-controlling interests
	3,953	899	4,559	(1,076)
NET INCOME (LOSS) ATTRIBUTABLE TO ALPHARX, INC. STOCKHOLDERS’	$(157,366)	$(235,695)	$(485,962)	$(233,314)

COMPREHENSIVE INCOME/(LOSS)
Net Income (Loss)	(153,413)	(234,796)	(481,403)	(234,390)
Translation Adjustment	(4,499)	(3,718)	(6,900)	3,894
Comprehensive Income (Loss)	(157,912)	(238,514)	(488,303)	(230,496)
Less: Comprehensive Income/ (Loss) Attributable to Non-Controlling Interests	(27,359)	1,417	27,605	584
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO ALPHARX, INC. STOCKHOLDERS’	$(130,553)	$(239,931)	$(515,908)	$(231,080)
Net Income/(Loss) per Share, basic and diluted, attributable to AlphaRx, Inc.	$(0.00)	$0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	92,371,192	92,371,192	92,371,192	92,371,192

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2010
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock
				Accumulated		Total
			Additional	Other Com-		AlphaRx Inc.
	Number of		Paid in	prehensive		Stockholder’s	Non- controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2008	92,371,192	$9,238	$16,978,351	(6,690)	(17,619,944)	(639,045)	101,624	(537,421)
Warrants issued for services			73,725			73,725		73,725
Foreign Currency Translation				4,373		4,373	772	5,145
Non- controlling interest							(156)	(156)
Net Loss 2009					(441,876)	(441,876)		(441,876)
Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	$(2,317)	(18,061,820)	$(1,002,823)	$102,240	$(900,583)
Foreign Currency Translation			30,786	(5,520)		25,266	(32,166)	(6,900)
Non- controlling interest							4,559	4,559
Debt Conversion			73,723			73,723		73,723
Additional pick up of equity by NCI							99,516	99,516
Warrants issued for services			121,683			121,683		121,683
Net Loss for the Period					(485,962)	(485,962)		(485,962)
Balance as of June 30, 2010	92,371,192	$9,238	$17,278,268	$(7,837)	$(18,547,782)	$(1,268,113)	$174,149	$(1,093,964)

See condensed notes to unaudited interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	9 months	9 months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) attributable to AlphaRx, Inc shareholders	$(157,366)	$(235,695)	$(485,962)	$(233,314)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	10,265	16,444	30,407	48,788
Issue of Warrants for services rendered	121,683	36,862	121,683	36,862
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	3,537	63,474	36,552	1,473
Increase in prepaid expenses and other assets	-	-	-	(65,900)
Decrease in accounts payable and accrued liabilities	(67,004)	49,728	49,224	56,487
Accrued interest on notes payable	(70,946)	8,787	(32,929)	27,920
Decrease (Increase) in other assets	-	62,641	-	(3,259)
Increase (decrease) in deferred revenue	-	(2,721)	(35,000)	34,910
Non-Controlling interest	2,933	(899)	3,179	(1,076)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(156,898)	(1,379)	(312,846)	(31,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	-	-	(5,691)	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,691)	-
			-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Notes Payable, net of repayments	11,757	44,553	154,243	111,765
Additional capital infusion	173,237	-	173,237	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	184,994	44,553	327,480	111,765

Effect of exchange rate changes
on cash and cash equivalents	(27,006)	17,463	(4,989)	(10,609)
NET INCREASE/(DECREASE) IN CASH	1,090	60,637	3,954	69,947

CASH, and cash equivalents, beginning of period	16,870	33,933	14,006	24,623

CASH, and cash equivalents, end of period	$17,960	$94,570	$17,960	$94,570

Taxes Paid	-	-	-	-
Interest Paid	-	6,227	-	6,227

See condensed notes to unaudited interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The interim unaudited consolidated financial statements reflect the activities of AlphaRx Inc., 100% of AlphaRx Canada Limited and 80% of AlphaRx International Holdings Limited and AlphaRx Life Sciences Ltd. (AIH’s wholly owned subsidiary) collectively the “Company”. All material inter-company accounts and transactions have been eliminated.

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

NOTE 3. NOTES PAYABLE

The Company issued $154,243 in promissory notes (Net of Amount Repaid)during the nine months ended June 30, 2010. (During the nine months ended June 30, 2009 the Company issued $210,975 in promissory notes). These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

See also note 8 – Related Party Transactions.

NOTE 4. NON-CONTROLLING INTEREST

Effective June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”) issued 1,500 shares of its common stock to New Super Limited (“NSL”) at a price of approximately $HK 6,667 per share or $HK 10 million in cash (USD $1,288,826). There were 10,000 common shares outstanding of which 8,500 or 85% belong to the Company. With the consolidation of only 85% of AIH, a non-controlling interest was established, representing net amounts owing to the non-controlling shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the interim consolidated financial statements of the Company.

On May 18, 2010, AlphaRx International Holdings Ltd. (“AIH”) issued 625 shares of its common stock to New Super Limited (“NSL”) at a price of approximately $HK 2,166 per share, or $HK1,353,750 in cash (USD$173,292), representing a further 5% non-controlling interest and increasing the total of the non-controlling interest to 20% after the infusion.

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2010 and September 30, 2009 there were 92,371,192 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share. The Company did not issue any shares of Common Stock during the nine months ended June 30, 2010 and 2009.

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

During the nine months ended June 30, 2010 and 2009 no options were granted and no options were exercised. Additional details of the 2008 Plan, as at June 30, 2010 are as follows:

	Number Granted,			Share
	Exercised,			Price on		Remaining
2008 Stock	Expired or		Exercise	Grant	Expiry	Contractual
Option Plan	Cancelled	Issue Date	Price $	Date $	Date	Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	2.0
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	2.0
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	2.0
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	2.0
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	5/25/2010	-
Expired	(100,000)	5/25/2010	-	-	-	-
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	2.0
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	1.51
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at June 30, 2010 and 2009
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			1.98

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the nine months ended June 30, 2010 and 2009. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. For the nine month period ended June 30, 2010, a total of $121,683 was recorded as a financial advisory expense in the general and administrative expenses and the remaining balance of $140,407 will be expensed by September 30, 2010. There were no warrants exercised during the reporting period. The Company has the following warrants outstanding to purchase shares of Common Stock as of June 30, 2010:

Outstanding			Share Price		Remaining
as at June		Exercise	on	Expiry	Contractual
30, 2010	Issue Date	Price $	Grant Date $	Date	Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	3.83	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	4.83	Issued in exchange for financial advisory services.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $52,336 including accrued interest of $10,536 as of June 30, 2010. The directors did not loan any funds to the Company during the nine months ended June 30, 2009. These promissory notes bear interest at 12% per annum and are unsecured.

NOTE 9: RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB updated FASB ASC Subtopic 810-10, Consolidation (formerly SFAS No. 160). This guidance establishes accounting and reporting standards for non-controlling interests in subsidiaries. The guidance clarifies that a non-controlling interest in a subsidiary be accounted for as a component of equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and the non-controlling interest must be clearly identified and presented on the face of the Consolidated Statements of Operations. The Company adopted the provisions of the guidance effective October 1, 2009 and the provisions are being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption did not have a material impact on our consolidated financial statements.

NOTE 10: PROPOSED RESTRUCTURING

On April 9, 2010 AlphaRx Canada Limited (“ACL”), a wholly-owned subsidiary of the Company signed a non-binding letter of intent with Pacific Orient Capital Inc. (“POC”), a Capital Pool Company listed on the Toronto Venture Exchange, whereby POC will effect a Qualifying Transaction (the “Transaction”), as such term is defined under the policies of the Toronto Venture Exchange (the “Exchange”), by acquiring all of the shares of ACL that are issued and outstanding at the time of closing of the transaction. The letter of intent was subsequently amended on June 9, 2010. The transaction is to be completed by a) the acquisition of ACL by way of a share exchange through the issuance of one common share of POC for every common share of ACL at a deemed price of CAD$0.40 per share; and b) the acquisition by AlphaRX Internation Holdings Ltd. (“AIH”), the Company’s 80% owned subsidiary, of an exclusive, royalty free licence from the Company, to commercialize the prescription drug Indaflex in Mexico and Asia for a period of 15 years; and c) the acquisition of a sub-licence by POC from AIH to commericialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 Common shares of POC at a deemed price of CAD$0.40 per share. The transaction, among other conditions, shall be conditional upon the completion of a concurrent public offering or private placement of CAD $1.5 million of shares of common stock at a value of no less than CAD $0.60 per share. In relation thereto the Company has received a non-refundable deposit during April, 2010 of CAD $25,000 to assist in the restructuring. Completion of the proposed Transaction is conditional on the execution of a definitive agreement to be negotiated by the parties, acceptance and approval by the Exchange and the satisfaction of the minimum listing requirements of the Exchange. As of August 19, 2010 (review completion date), the Company has not yet received approval and acceptance by the Exchange and as a result, the interim consolidated financial statements do not purport to give effect to any adjustments that will be required should the Transaction be accepted and completed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2009 annual report on Form 10-K.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual result, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report.

Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report in Item 1A of Part II, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

AlphaRx is a specialty pharmaceutical company dedicated to developing proven therapies by reformulating FDA approved and marketed drugs which through the application of its proprietary site-specific nano drug delivery technology, offers improved medical benefits and a potential for significant commercial product development. Our core competence is in the development of novel drug formulations for therapeutic molecules or compounds that have exhibited poor gastro intestinal absorption due to poor solubility or have yet be administerable to the human body with an acceptable delivery method. Our nano drug delivery system is versatile and offers significant flexibility in the development of suitable dosage formulations (i.e. oral, topical or parenteral) to meet the requirements of specific drug molecules.

Since 2000, substantial efforts and resources have been devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. Since 2008, AlphaRx has undergone many positive changes. New corporate initiatives for China and a corresponding strategic growth plan, led by Ruby Hui, were implemented; our corporate strategy was refocused on commercializing our nano drug delivery technology as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. We continue to investing in the further development of our nano drug delivery technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our nano drug delivery system in exchange for milestone payments and royalties. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

Although our product development program address various pharmaceutical markets, including inflammation, stroke and pneumonia, we constantly evaluate and reassess our development program, resulting in new product candidates and discontinuing or delaying lower priority development program. This development optimization process is essential for assembling a portfolio of short and long-term drug candidates, in order to build a stable and sustainable revenue and profits for our Company.

Recent Developments

On April 9, 2010, we entered into a non-binding letter of intent with Pacific Orient Capital Inc. (“Pacific”), a Capital Pool Company listed on the TSX Venture Exchange, concerning the proposed acquisition of AlphaRx Canada Limited ("ACL"), a wholly owned subsidiary of the Company. The letter of intent was subsequently amended on June 9, 2010. The proposed acquisition, if completed, will constitute Pacific's qualifying transaction pursuant to the policies of the TSX Venture Exchange Inc. (the "Exchange"). The qualifying transaction is to be completed by (a) the acquisition of ACL by way of share exchange through the issuance of one common share of Pacific for every one common share of ACL at a deemed price of C$0.40 per share; and (b) the acquisition by Pacific of a licence from AIH to commercialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 common shares of Pacific at a deemed price of C$0.40 per share (the "Transaction"). Pacific has advanced $25,000 to the Company on a non-refundable basis. Completion of the proposed Transaction is conditional on the execution of a definitive agreement to be negotiated among the parties, the satisfactory completion of due diligence, Exchange acceptance and the satisfaction of the minimum listing requirements of the Exchange.

On June 28, 2010, we terminated our licensing agreement with Cypress Biosciences (“Cypress”), our worldwide (except Mexico and Asia) development partner for Indaflex. Despite the termination of Indaflex development program with Cypress, we continue to develop Indaflex for the Chinese market. We are currently working with our regulatory consultants, pending availability of stability data, in preparation for submission of a clinical trial application with the China State Food and Drug Association (“SFDA”) in order to begin human trials in China. These preparations are proceeding on schedule.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited, a privately held early stage biopharmaceutical company. We concluded formulation development on GAI-122 during August 2009. GAI-122 is an investigational, injectable nanoemulsion of a Mitochondria-targeted neuroprotective agent formulated with our nanoemulsion drug delivery technology. GAI-122 has been shown to provide significant neuro-protection in multiple in vitro and in vivo animal studies, suggesting that this injectable nanoemulsion formulation has the potential to treat patients with acute ischemic stroke or to prevent postoperative delirium. GAI-122 is proceeding to the clinical trial materials manufacturing stage and is expected to enter clinical trials in 2011. GAI-122 is protected by 4 United States patent applications and 2 Chinese patent applications.

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth.

Overview of Results of Operations

Three	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
Months	2010	2010	2009	2009	2009	2009	2008
Ended	$	$	$	$	$	$	$
Net Sales	45,623	48,720	51,570	88,815	20,982	164,109	103,574
Net Income (Loss)	(157,366)	(206,078)	(122,518)	(208,562)	(235,695)	20,951(2)	(18,570)(2)
Net Income (Loss) per Share (1)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	0.00	(0.00)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.
NOTE (2) These amounts have been reclassified to conform to current presentation for the nine months ended June 30, 2010 and June 30, 2009. Each subsequent quarter will also be restated accordingly at the end of each subsequent quarterly period as required.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2010, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009

The Company incurred a net loss of $485,962 for the nine month period ended June 30, 2010 as compared to a net loss of $233,314 incurred for the same period a year ago, an increase of $252,648. Revenues during the nine months ended June 30, 2010 were about $143,000 less than in the previous period and general and administrative expenses were about $262,360 (includes warrants expense of $121,683) less than in previous period. These two items were the primary cause for the increase in net loss between periods.

Revenues

Total revenues for the nine-month period ended June 30, 2010 were $145,913 as compared to $288,665 generated for the same period a year ago, a decrease of $142,752 or about 49%. Royalty revenues were comparable year over year at $33,319 for the nine months ended June 30, 2010 as compared to $31,929 for the same period a year ago. The Company also generated licensing revenues in the amount of $36,971 for the nine months ended June 30, 2010 with no comparable revenues for the same period a year ago. We also generated $30,000 in consulting revenues for the nine months ended June 30, 2010 as compared to $235,754 in consulting revenues generated for the same period a year ago. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $418,565 for the nine month period ended June 30, 2010 as compared to $310,621 incurred for the same period a year ago, an increase of $107,944 or about 34%. We realized a foreign exchange gain of $14,747 during the nine months ended June 30, 2010 as compared to a foreign exchange loss of $81,801 incurred in the same period a year ago, an increase in this expense of $96,548 between periods. We incurred travel expenses of $24,690 during the nine months ended June 30, 2010 as compared to $23,840 incurred during the same period a year ago. We incurred $104,683 in total administrative staff costs for the nine months ended June 30, 2010 as compared to $83,472 incurred in the same period a year ago, an increase of $21,211 or about 25%. These staff costs cover President of China Operations, President and CEO, CFO and office administrator for the Company and its subsidiaries. Compensation expense of $121,683 was recorded during the nine months ended June 30, 2010 as the company issued warrants to purchase common stock in exchange for services rendered by advisors.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2010 were $134,175 as compared to $126,807 incurred for the same period a year ago, an increase of $7,368 or about 5%. Staff costs including consultants were $101,686 as compared to $99,896 incurred during the same period a year ago, an increase of $1,790 or about 1%. The continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated. We currently have 3 full time staff. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $30,407 for the nine months ended June 30, 2010 as compared to $48,788 incurred during the same period a year ago, a decrease of $18,381 or about 37%. Our capital asset purchases were minimized during the last two fiscal years totalling less than $17,000. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $437,234 for the nine months ended June 30, 2010 as compared to a net loss of $197,551 incurred for the same period a year ago, an increase of $239,683.

Interest Expense

Interest expense for the nine months ended June 30, 2010 was $67,652 as compared to interest expense of $36,839 generated during the same period a year ago. There were approximately $706,000 in promissory notes and accrued interest outstanding as of June 30, 2010 as compared to approximately $526,408 as of June 30, 2009 leading to an increase in interest expense.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $4,559 for the nine months ended June 30, 2010 as compared to a non-controlling interest loss of $1,076 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest in our 20% owned subsidiary – AIH.

The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $485,962 for the nine months ended June 30, 2010 as compared to a net loss of $233,314 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2010 the Company had a working capital deficiency of $1,146,956 as compared to a working capital deficiency of $829,326 as at June 30, 2009. The Company has also increased its stockholders’ deficiency to $1,093,964 as at June 30, 2010 compared to a stockholders’ deficiency of $900,583 as at June 30, 2009. We did not issue any stock during the nine months ended June 30, 2010.

We have a licensing arrangement with Andromaco, which provides us with a small royalty stream. We also have licensing arrangements with Gaia BioPharma Limited which may provide us with milestone payments and/or royalty streams in the future. There is no assurance that such payments or royalty streams will materialize.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of June 30, 2010. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2010, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the nine months ended June 30, 2010. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2010. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the nine months ended June 30, 2010 that have materially affected or that are reasonably likely to affect the internal controls.

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

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer and Principle Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. The Company's Chief Executive Officer and Chief Financial Officer and Principle Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

PART II:	OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company or any of its subsidiaries.

ITEM 1A – RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

Financial Risks

  We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our major shareholders, we may be forced to cease operations.

  We may not be able to make the payments we owe to our creditor.

  The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2009 contained a going concern explanatory paragraph.

Risks Related to our Business

  We are highly dependent on the clinical success of our product candidates.

  We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

  Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

  Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

  Our collaborative partners are free to develop competing products.

  Our business will suffer if we cannot adequately protect our patent and proprietary rights.

  We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

  We are dependent on third parties to manufacture and, in some cases, test our products.

  We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

  Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

  We may face product liability claims related to participation in clinical trials for future products.

  We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

  We face rapid technological change and intense competition.

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of June 30, 2010: Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions. Due to this material weakness, there is a risk that a material misstatement in the financial statements would not be prevented or detected on a timely basis. A deficiency in disclosure and internal controls may result in a loss of public confidence in the Company, which could have an adverse effect on our stock price.”

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We did not issue nor purchase any equity securities during the nine months ended June 30, 2010 and 2009. Warrants to purchase 5,000,000 shares of Common Stock expired on December 31, 2009. There were 92,371,192 shares of Common Stock issued and outstanding as of March 31, 2010 and 2009 and there would be 113,371,342 shares of Common Stock issued and outstanding if all warrants and assigned options were exercised as of June 30, 2010. There remains 4,310,000 unassigned options as of June 30, 2010 which have been previously approved for issuance.

We issued warrants to purchase 3,740,150 shares of common stock at $0.085 per share as of April 12, 2010. These warrants were issued in exchange for financial advisory services to be provided until September 30, 2010. These warrants expire on April 11, 2015.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - (REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(i)	EXHIBITS.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of C.F.O. and Principle Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

32.2	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

(ii) REPORTS ON FORM 8-K. During the fiscal quarter ended June 30, 2010, the Company filed the following Current Reports on Form 8-K:

On May 18, 2010, the Company filed a Current Report on Form 8-K, as amended by a Current Report filed on Form 8-K/A on May 19, 2010, announcing the resignation of Marcel Urbanc as Chief Financial Officer of the Company and appointed Michael Lee as the interim Chief Financial Officer of the Company.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 19, 2010

ALPHARx INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
David Milroy, Director

By: /S/ Ford Moore
Ford Moore, Director