Form 10-K
period 2010-09-30
ALPHARX INC
filed 2011-01-03
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [  ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES [  ]   NO [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SEC 1673 (03-10)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).

[  ] Yes   [X] No

Issuer's revenues for its most recent fiscal year ended September 30, 2010 were $ 326,345.

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $4,065,135 based on the average closing bid and ask price for the Common Stock on September 30, 2010.

As of September 30, 2010 there were 94,635,047 shares outstanding of the issuer’s Common Stock.

AlphaRx, Inc.

FORM 10-K

For the Year Ended September 30, 2010

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

ITEM 1. BUSINESS

Overview of AlphaRx

Introduction and History

In this annual report on Form 10-K, the "Company," "AlphaRx" "we," "us," and "our," refer collectively to AlphaRx Inc., AlphaRx Canada Limited, our wholly owned subsidiary and 80% of AlphaRx International Holdings Limited.

AlphaRx Inc., formerly known as Logic Tech International Inc., was incorporated in Delaware on August 8, 1997 as an intellectual property holding company whose mission was to identify, acquire and develop new technologies or products and devise commercial applications to be taken to market through licensing or joint venture partners. Logic Tech International Inc. was renamed AlphaRx Inc. on January 28, 2000 and our Common Stock commenced trading on the OTC Pink Sheets under the symbol "AHRX" on July 25, 2000. On October 12, 2000 AlphaRx Inc. Common Stock ceased trading on the Pink Sheets and began trading on the Over The Counter Bulletin Board (“OTCBB”) under the same symbol. Subsequent to March 19, 2002 AlphaRx Inc.’s symbol was changed to “ALRX” after a consolidation of its Common Stock on a 1 new for 5 old basis. All references to AlphaRx Inc. Common Stock have been retroactively restated.

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

Although our product development program address various pharmaceutical markets, including pain, inflammation, stroke and pneumonia, we constantly evaluate and reassess our development program, resulting in new product candidates and discontinuing or delaying lower priority development program. This development optimization process is essential for assembling a portfolio of short and long-term drug candidates, in order to build a stable and sustainable revenue and profits for our Company.

Recent Developments

On April 9, 2010, we entered into a non-binding letter of intent with Pacific Orient Capital Inc. (“Pacific”), a Capital Pool Company listed on the TSX Venture Exchange, concerning the proposed acquisition of AlphaRx Canada Limited ("ACL"), a wholly owned subsidiary of the Company. The letter of intent was subsequently amended on June 9, 2010. The proposed acquisition, if completed, will constitute Pacific's qualifying transaction (“Qualifying Transaction”) pursuant to the policies of the TSX Venture Exchange Inc. (the "Exchange").

The Qualifying Transaction is to be completed by (a) the acquisition of ACL by way of share exchange through the issuance of one common share of Pacific for every one common share of ACL at a deemed price of C$0.40 per share; and (b) the acquisition by Pacific of a licence from AIH to commercialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 common shares of Pacific at a deemed price of C$0.40 per share (the "Transaction"). Pacific has advanced $25,000 to the Company on a non-refundable basis. Completion of the proposed Qualifying Transaction is conditional on the execution of a definitive agreement to be negotiated among the parties, the satisfactory completion of due diligence, Exchange acceptance and the satisfaction of the minimum listing requirements of the Exchange. On October 28, 2010, the Exchange conditionally accepted Pacific’s proposed Qualifying Transaction.

On June 28, 2010, we terminated our licensing agreement with Cypress Biosciences (“Cypress”), our world-wide (except Mexico and Asia) development partner for Indaflex. Despite the termination of Indaflex development program with Cypress, we continue to develop Indaflex for the Chinese market. We are currently working with our regulatory consultants, pending availability of stability data, in preparation for submission of a clinical trial application with the China State Food and Drug Association (“SFDA”) in order to begin human trials in China. These preparations are proceeding on schedule.

We established a feasibility and option agreement in October 2008 with Gaia BioPharma Limited (“Gaia”), a privately held early stage biopharmaceutical company. We concluded formulation development on GAI-122 during August 2009. GAI-122 is an investigational, injectable nanoemulsion of a Mitochondria-targeted neuroprotective agent formulated with our nanoemulsion drug delivery technology. GAI-122 has been shown to provide significant neuro-protection in multiple in vitro and in vivo animal studies, suggesting that this injectable nanoemulsion formulation has the potential to treat patients with acute ischemic stroke or to prevent postoperative delirium. GAI-122 is proceeding to the clinical trial materials manufacturing stage and is expected to enter clinical trials in 2011. GAI-122 is protected by 4 United States patent applications and 2 Chinese patent applications.

We established a co-development agreement with Gaia in August 2010 for ARX8203, a prodrug of a well-known NSAID. Under the agreement, GAIA owns the exclusive worldwide rights to the injectable formulation of ARX8203 and the Company owns the exclusive worldwide rights to the oral formulation of ARX8203.

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

Products and product pipeline

The table below is a list of our products and candidates in the product pipeline as well as their current stage of development. Although we believe our development strategy of reformulating FDA approved drugs may have less development risks as compared to new chemical entities development, there can be no guarantee that any product candidates can be successfully developed and as such, we constantly evaluate and prioritize our development programs. As a result, new product candidates are constantly added and lower priority development programs may be discontinued or delayed. We believe this product development optimization process is essential for the development of a broad portfolio of short to long-term drug candidates, which will position the company for stable and sustainable growth. Stages of development include Animal Proof of Concept (“Animal POC”), Investigational New Drug Toxicology Assessment (“IND Toxicology”), Human Proof of Concept (“Human POC”), initial drug Formulation, and Clinical Trial Phases (Phase 1, II and III as applicable).

Product	Initial Indication	Stage of Development
Indaflex™*	Osteoarthritis	Phase II
Zysolin™	Pneumonia (Gram neg.)	IND Toxicology
Zysolin™	Biodefense	Animal (POC)
GAI-122	Delirium	IND Toxicology
GAI-122	Stroke	IND Toxicology
ARX-8028	Post-operative Pain	Formulation
ARX-8028	Gout	Formulation

* Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries.

**Animal Proof of concept (POC) activities include basic in vitro and in vivo research attempting to adopt our Nano Delivery System (NDS) to the respective drug while maintaining or improving efficacy and effectiveness of the active ingredients. We anticipate that clinical trials, if they take place at all, will initially be conducted outside the United States.

Indaflex is our only prescription drug at the clinical trial stage. We completed a Phase I human trial for Indaflex in Canada during March 2005.

Together with our licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six-week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Because we did not meet the primary endpoints, under the terms of the Licensing Agreement with Proprius we did not receive any milestone payments for this trial. Proprius retained the rights to clinical development and commercialization of Indaflex in April 2006 in exchange for an initial license fee and future milestone and royalty payments. Future milestone and royalty payments are based on successful completion of trials and commercialization of Indaflex. Proprius is solely responsible for the global commercialization (with the exception of Asia and Mexico) of Indaflex. Proprius was acquired by Cypress Bioscience Inc. (“Cypress”), during March 2008.

On June 28, 2010, we terminated our licensing agreement with Cypress, our world-wide (except Mexico and Asia) development partner for Indaflex. Despite the termination of Indaflex development program with Cypress, we continue to develop Indaflex for the Chinese market. We are currently working with our regulatory consultants, pending availability of stability data, in preparation for submission of a clinical trial application with the China State Food and Drug Association (“SFDA”) in order to begin human trials in China. These preparations are proceeding on schedule.

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

Zysolin, a formulation of tobramycin in nanoparticles is intended for Gram-negative pneumonia in intubated and mechanically ventilated patients. Zysolin is entering IND (investigational new drug) toxicology assessment. Also USAMRIID (You-SAM-rid), the U.S. military version of the CDC or Centers for Disease control and Prevention have completed 2 studies with Zysolin in treatment of plague and Tulareemia and more studies are forthcoming.

GAI-122 is an injectable nano-emulsion formula intended for multiple indications including: an adjuvant treatment for hepatitis, the prevention of post-operative delirium, treatment of stroke and as a neuroprotectant. GAI-122 is entering an IND toxicology program to be completed by early 2011 and a Phase I is planned for mid-2011.

ARX-8203 is a prodrug of a well-known non-steroidal anti-inflammatory drug, designed to reduce the occurrence of side- effects associated with the parent drug. ARX-8203 is pH neutral and has significantly less GI toxicity than diclofenac in a 28 days GI animal study. ARX-8203 demonstrates excellent G.I. safety profile in acute GLP toxicity studies and can be administrated orally or via intravenous infusion or IV bolus injection.

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

The BCD Systems are designed to provide orally and transdermally administered, conveniently dosed, cost-effective drug therapy in a continuous, controlled delivery over a multi-hour period. We believe our BCD Systems may provide one or more of the following therapeutic advantages over conventional methods of drug administration:

1. Enhanced Safety and Efficacy. We believe our BCD Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug, associated with toxicity, while maintaining levels of the drug at therapeutic, sub-toxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time, and then rapidly drops below effective levels. Excessively high concentrations are a major cause of side effects, while sub-therapeutic concentrations are ineffective.

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

4. Proprietary Reformulation of Generic Products. We believe our BCD Systems offer the potential to produce improved proprietary formulations of off-patent drugs, differentiated from the existing generic products by reduced dosing requirements, improved efficacy, decreased toxicity or additional indications. The potential attraction here is the possibility to re-patent existing drugs due to the adaptation of our delivery systems, which may differentiate the new drug from the existing drug.

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

Patents, Trademarks and Proprietary Rights

It is our policy to file patent applications in the United States and certain foreign jurisdictions for any drug formulations and any drug delivery methodologies that we consider commercially viable. We have four United States patent pending applications as follows: “Colloidal solid lipid vehicle for pharmaceutical application” and “Hybrid Lipid-Polymer Nanoparticulate Delivery Composition” for the use of Zysolin to treat Tuberculosis and other infectious diseases, “Topical composition for acne treatment” and “Stabilization of benzoyl peroxide in solution” for the use of NuProm to treat acne. We have also applied for patents in Mexico, Japan and China under the title “Vehicle for topical delivery of anti-inflammatory compounds” for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs which are still pending.

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

Trademarks

We have registered the following trademarks in Canada: “BCD”, “Flexogan”, “Indaflex”,”AlphaRx”, and “PhytoScience”. We have registered the following trademarks in the United States: “Flexogan”, “Indaflex”, “LipoBloc”, “PhytoScience”, “BCD” and “Oralife”. We have also registered “Flexogan” and “Indaflex” in the Peoples’ Republic of China. In connection with our Internet web site, we have registered with Network Solutions, Inc., the internet domain name "AlphaRx.com" for our corporate website.

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

Employees

We have four full time employees and two part time consultants on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are good.

Reports to Security Holders

As a result of its filing of Form 10-SB/A and listing on the NASD OTC Bulletin Board, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.AlphaRx.com. Information included on the Web site is not part of this Form 10-K.

Website

Our website address is www.AlphaRx.com.

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Our Information

Our principal executive offices are currently located at 19/F, Two International Finance Centre, 8 Finance Street, Central, Hong Kong and our telephone number is (852) 2251-1927. We can be contacted by email at info@AlphaRx.com.

ITEM 1A. RISK FACTORS

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2010 we had an accumulated deficit of approximately $ 18,527,806. Our revenues for the years ended September 30, 2010 and September 30, 2009 were $326,345 and $377,480 respectively. Our revenues have not been sufficient to sustain our operations. Revenues for 2010 consisted of royalty revenues and consulting revenues and in 2009 revenues consisted of royalty revenues and consulting revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

We face intense competition in the pharmaceutical business, and our failure to compete effectively would decrease our ability to generate meaningful revenues from our products.

The pharmaceutical business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of colloidal drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Many of the major pharmaceutical companies also have internal drug delivery programs that may compete directly with our business.

Many of our competitors have more extensive experience than we have in conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many competitors also have competing products that have already received regulatory approval or are in late-stage development, and may have collaborative arrangements in our target markets with leading companies and research institutions.

Our competitors may develop or commercialize more effective, safer or more affordable products, or obtain more effective patent protection, than we are able to develop, commercialize or obtain. As a result, our competitors may commercialize products more rapidly or effectively than we do, which would adversely affect our competitive position, the likelihood that our products will achieve market acceptance, and our ability to generate meaningful revenues from our products.

Pre-clinical Research and Clinical Trials

In order to apply for a new medicine certificate, a pharmaceutical company must conduct a series of pre-clinical research including research on the synthesis technology, extraction methods, physical and chemical nature and purity, pharmaceutical forms, selection of prescriptions, manufacturing technologies, examination methods, quality indicators, stability, pharmacology, toxicology and animal pharmacokinetics of pharmaceuticals. This pre-clinical research should be conducted in compliance with the relevant technological guidelines issued by the SFDA. In particular, the safety evaluation research must be conducted in compliance with the Good Laboratory Practice.

After completion of pre-clinical studies and obtaining the relevant approval from the SFDA, clinical trials are conducted in compliance with the Good Clinical Practice. Clinical trials to be conducted range from Phase I to IV, although under certain circumstances, only Phase II and III or only Phase III clinical trials are required.

  Phase I — preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate methods of dosage.

  Phase II — preliminary exploration on the therapeutic efficacy. The purpose is to assess preliminarily the efficacy and safety of pharmaceutical products on patients within the target indication of the pharmaceutical products and to provide the basis for the design research and dosage tests for Phase III. The design and methodology of research in this phase generally adopts double-blind and random methods with limited sample sizes.

  Phase III — confirm the therapeutic efficacy. The objective is to further verify the efficacy and safety of pharmaceutical products on patients within the target indication of the pharmaceutical products, to evaluate the benefits and risks and finally to provide sufficient experimental proven evidence to support the registration application of the pharmaceutical products. In general, the trial should adopt double-blind, random methods with sufficient sample sizes.

  Phase IV — stage of application with research conducted by the applicants themselves after the launch of a new pharmaceutical. The objective is to observe the efficacy and adverse reaction of pharmaceutical products under extensive use, to perform an evaluation of the benefits and risks of the application among ordinary or special group of patients, and to ascertain and improve the appropriate dosage volume for application.

Our prior clinical trials evaluating Indaflex for Osteoarthritis of the knee failed to meet all of their primary endpoints and there can be no assurance this product will be approved for marketing.

In October 2007, our Phase 2 Canadian trials evaluating Indaflex for Osteoarthritis of the knee failed to meet all of their primary endpoints. However, additional analyses demonstrated that patients with moderate to severe pain demonstrated improvements in pain outcomes compared to placebo- and vehicle-treated patients. While these improvements involved only a small subset of patients, the data were robust, showing clinically meaningful improvements. Based on the guidance from Chinese regulatory consultants, we expect to initiate a pivotal human trial for Indaflex in China in mid-2011. The trial will be known as PAIN 3. There can be no assurance the results of the PAIN 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain Chinese approval for marketing.

We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays. The positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials. Accordingly, our PAIN 3 trial may not demonstrate that Indaflex is effective for Osteoarthritis. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

We have limited in-house sales and marketing resources, which we will require in order to successfully promote products through our own sales force.

If Indaflex or another product we develop or acquire is approved for marketing in the China, we may choose to promote the product with our own sale force or through a contract sales organization. The success of our own promotion efforts for Indaflex and any other product candidates that receive regulatory approval that we choose to market or co-market, will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us. The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

We depend on our marketing partner for the successful commercialization of Indaflex in Mexico.

We have licensed exclusive marketing right to Indaflex in Mexico to Andromaco. Andromaco launched Indaflex in Mexico in June 2006. We expect to expand the license with Andromaco to cover several more countries in South America. If Andromaco fails to successfully commercialize Indaflex in these countries them, our future revenues may be adversely affected.

The global economic downturn may adversely affect our business.

The economic downturn that has affected the global economy over the past several fiscal quarters may have a material adverse effect on our liquidity and financial condition and our ability to raise additional funds, whether pursuant to our existing or future financing arrangements. In addition, if these developments negatively impact the ability of our collaborative partners to develop, manufacture, promote or commercialize our products and product candidates, our revenues may suffer and our business, financial condition and results of operations could be materially and adversely affected. Similarly, any negative impact of an economic downturn or recession on our potential collaborative partners could adversely affect the terms on which collaborative partnerships may be available to us, if at all.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the regulatory agency may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays would impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation, including compliance with regulations governing current Good Manufacturing Practices (cGMP). Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

We depend on third parties to manufacture our products, which could adversely affect our ability to deliver our products to market on a timely or competitive basis.

We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products may adversely affect our ability to deliver such products on a timely or competitive basis. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our future revenue will suffer.

Our disclosure controls & procedures and internal control over financial reporting were ineffective

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their disclosure controls & procedures and internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our disclosure controls & procedures and internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. If material weaknesses were found in our disclosure controls & procedures and internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our disclosure and internal controls, which could have an adverse effect on our stock price.

In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of September 30, 2010:

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

At September 30, 2010, we had a working capital deficiency of approximately $1,146,913 as compared to a working capital deficiency of $978,820 as at September 30, 2009. The independent auditors' report for the year ended September 30, 2010 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 28.41% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. Any single shareholder or the management group as a whole can no longer control the Company. Stockholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

We lease approximately 2,930 square feet in Markham, Ontario, on a month-to-month basis. Present leasing costs are approximately $3,800 a month. We believe that our existing properties are sufficient for our administrative, research and development needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

	High $	Low $
Fourth Quarter (Ended September 30, 2010)	0.06	0.04
Third Quarter (Ended June 30, 2010)	0.10	0.03
Second Quarter (Ended March 31, 2010)	0.13	0.08
First Quarter (Ended December 31, 2009)	0.16	0.07
Fourth Quarter (Ended September 30, 2009)	0.19	0.10
Third Quarter (Ended June 30, 2009)	0.12	0.03
Second Quarter (Ended March 31, 2009)	0.04	0.02
First Quarter (Ended December 31, 2008)	0.06	0.02

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2010 there were approximately 72 record holders of our Common Stock. This does not include an indeterminate number of stockholders who may hold their shares in "street name" or in nominee form.

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

No options were granted nor were any exercised during the year ended September 30, 2010. There remain 14,260,000 options to purchase shares of Common Stock as of September 30, 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2010, 2,263,855 shares of common stock with a value of $113,192.75, based upon the quoted trading price of $0.05 per share, were issued to Michael Lee (President & CEO) in lieu of salary. There remains 94,635,047 common stock issued and outstanding as of September 30, 2010

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended September 30, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms "Company," "AlphaRx" "we," "us," and "our," refer collectively to AlphaRx Inc., AlphaRx Canada Limited, our wholly owned subsidiary and 80% of AlphaRx International Holdings Limited.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

Recent Developments

On April 9, 2010, we entered into a non-binding letter of intent with Pacific Orient Capital Inc. (“Pacific”), a Capital Pool Company listed on the TSX Venture Exchange, concerning the proposed acquisition of AlphaRx Canada Limited ("ACL"), a wholly owned subsidiary of the Company. The letter of intent was subsequently amended on June 9, 2010. The proposed acquisition, if completed, will constitute Pacific's qualifying transaction (“Qualifying Transaction”) pursuant to the policies of the TSX Venture Exchange Inc. (the "Exchange").

The Qualifying Transaction is to be completed by (a) the acquisition of ACL by way of share exchange through the issuance of one common share of Pacific for every one common share of ACL at a deemed price of C$0.40 per share; and (b) the acquisition by Pacific of a licence from AIH to commercialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 common shares of Pacific at a deemed price of C$0.40 per share (the "Transaction"). Pacific has advanced $25,000 to the Company on a non-refundable basis. Completion of the proposed Qualifying Transaction is conditional on the execution of a definitive agreement to be negotiated among the parties, the satisfactory completion of due diligence, Exchange acceptance and the satisfaction of the minimum listing requirements of the Exchange. On October 28, 2010, the Exchange conditionally accepted Pacific’s proposed Qualifying Transaction.

On June 28, 2010, we terminated our licensing agreement with Cypress Biosciences (“Cypress”), our world-wide (except Mexico and Asia) development partner for Indaflex. Despite the termination of Indaflex development program with Cypress, we continue to develop Indaflex for the Chinese market. We are currently working with our regulatory consultants, pending availability of stability data, in preparation for submission of a clinical trial application with the China State Food and Drug Association (“SFDA”) in order to begin human trials in China. These preparations are proceeding on schedule.

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

We established a co-development agreement with Gaia in August 2010 for ARX8203, a prodrug of a well-known NSAID. Under the agreement, GAIA owns the exclusive worldwide rights to the injectable formulation of ARX8203 and the Company owns the exclusive worldwide rights to the oral formulation of ARX8203.

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

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of drug candidates. We now have high efficacy lead drug candidates against three commercially important diseases, namely, (1) Stroke (GAI-122), (2) Nosocomial pneumonia (Zysolin) and (3) Pain and Inflammation (ARX8203).

The Company has not yet finished performing detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various drug candidates to date have been preliminary and of a limited nature.

Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using mice and rats. It should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative and not considered confirmative.

Requirement for Additional Capital

We estimate that we will need approximately an additional $10M to $15M over the next 18 months for further development of our drug pipeline. These additional funds, if raised, will enable us to perform IND enabling Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing Investigational New Drug Application (“IND”) with the US FDA on our drug candidates and to conduct clinical trials thereafter.

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve months.

The Company is considered to be a development stage company and will continue in the development stage until it generates substantial revenues from the sales of its products or services.

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project.

The Company has signed several cooperative research and development agreements with different agencies and institutions.

The Company expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2010 and 2009 and the quarterly results of operations for the past two years:

Year Ended September 30	2010	2009
	$	$
Net Sales	326,345	377,480
Net Loss	(465,981)	(441,876)
Net Loss Per Share	(0.01)	(0.01)

Three	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
Months	2010	2010	2010	2009	2009	2009	2009	2008
Ended	$	$	$	$	$	$	$	$
Net Sales	180,432	45,623	48,720	51,570	88,815	20,982	164,109	103,574
Net Income (Loss)	(242,109)	(157,366)	206,078	(122,518)	(208,562)	(235,695)	(23,420)	(21,039)
Net (Income) Loss per Share (1)	(0.01)	(0.01)	0.00	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS

Year ended September 30, 2010 as compared to year ended September 30, 2009

Revenues

Revenues totaled $326,345 for the year ended September 30, 2010 as compared to $377,480 generated for the year ended September 30, 2009, a decrease of $51,135 or about 13.55%. Royalties from Indaflex sales in Mexico increased to $242,309 from $137,223 generated for the same period a year ago based on increased sales of Indaflex and an increase in the minimum royalty payment compared to previous year. We also generated $84,036 in consulting revenues related to product research on behalf of one of our customers during the year ended September 30, 2010 as compared to $240,257 generated for the year ended September 30, 2009, a decrease of $156,221 or about 65%. We anticipate generating both royalty revenues and consulting revenues in the new fiscal year.

General and Administrative Expenses

General and administrative expenses were $795,416 for the year ended September 30, 2010 as compared to $499,339 incurred for the same period a year ago, an increase of $296,077 or about 59%.

Stock based compensation was $262,090 for the year ended September 30, 2010 as compared to $73,725 in 2009, a decrease of $188,365 or about 255%. There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2009. We anticipate issuance of additional options and warrants in the future, which may result in stock based compensation expense and warrant amortization expense.

General and administrative salary and consulting fees totalled $174,073 for the year ended September 30, 2010 as compared to $175,871 incurred for the same period a year ago, a decrease of $1,798 or about 1.02%. Head count in the general and administrative category with 2 full time and 1 part time staff.

We incurred $6,777 in investor relations expenses for the year ended September 30, 2010 as compared to $35,787 incurred in the same period a year ago, a decrease of $29,010 or about 81.1%.

We realized a foreign exchange loss of $27,408 for the year ended September 30, 2010 as compared to a foreign exchange gain of $49,189 generated during the same period a year ago, a decrease of $21,781 between years.

We incurred travel expenses of $67,037 for the year ended September 30, 2010 as compared to $63,733 incurred during the same period a year ago, an increase of $3,304 or about 5%. Increased travel particularly to China because of the expansion to china market.

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

We incurred $151,165 in research and development expenses during the year ended September 30, 2010 as compared to $204,731 incurred in the same period a year ago, a decrease of $53,566 or about 26%.

Research and development staff costs and external consulting services totalled $86,822 for the year ended September 30, 2010 as compared to $139,379, a decrease of $52,557 or about 37.7%. Salary reductions and reduced external consulting services served to reduce this expense when compared to prior year.

Finally equipment leasing for research and development activities totalled $2,194 during the year ended September 30, 2010 as compared to $11,151, a reduction of $8,957 or about 80%. All equipment leases have come to the end of their lease term during the year ended September 30, 2010.

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

Depreciation Expense

Depreciation expense totalled $39,503 for the year ended September 30, 2010 as compared to $61,288 incurred for the same period a year ago, a decrease of $21,785 or about 35.6%. On December 1, 2009 we spent $5,700 (10% of its original cost) for the purchase of an off-lease equipment from leaser used in research & development. Fully depreciated assets no longer attracting depreciation expense more than offset the additional depreciation expense stemming from capital asset purchases made in 2009.

Interest Expense

We incurred $92,062 in net interest expense during 2010 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $54,154 incurred during 2009 an increase of $37,908 or about 70%. We will continue to seek funding in the form of Promissory Notes, which will result in ongoing interest expense until more permanent equity or other forms of funding are sourced.

Loss from Continuing Operations and Net Loss

As a result of the above revenues and expenses, we incurred a loss from continuing operations of $($751,801) for the year ended September 30, 2010 as compared to $(442,032) incurred for the same period a year ago, an increase of $309,769 or about 70%. Revenues decreased by $51,135 and expenses increased by $258,634 in the year ended September 30, 2010 as compared to the previous year.

Cumulative Translation Adjustment and Comprehensive Loss

The cumulative translation adjustment (“CTA”) stems from unrealized foreign exchange gains and losses resulting from translation of foreign currency subsidiaries into U.S. dollars. Although the CTA is reflected in the statement of operations, it is reflected after the net loss and flows into stockholders’ equity/ (deficiency) directly. The CTA was a $33 gain for the year ended September 30, 2010 as compared to a gain of $4,373 for the year ended September 30, 2009. Netting the CTA against the Net Loss for the year results in comprehensive loss of $(728,038) for the year ended September 30, 2010 as compared to a comprehensive loss of $(437,503) incurred for the year ended September 30, 2009.

Liquidity And Capital Resources

At September 30, 2010, we had a working capital deficiency of approximately $1,146,910 as compared to a working capital deficiency of $978,820 as at September 30, 2009. We have licensing arrangements with Andromaco which provides our royalty of our products. We also generate certain consulting revenues from time to time in conjunction with our research and development. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced partners in order to expand our revenue base.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2010	2011	2012	2013	2014
Operating Lease Obligations	$6,431	$14,313	$9,962	-	-
Notes Payable (1)	790,671	-	-	-	-
Total	$797,102	$14,313	$9,962	-	-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the fiscal year ending September 30, 2010 and 2009, required by Item 7 are set forth on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2010, Schwartz Levitsky Feldman LLP ("SLF") resigned as the independent accountant of AlphaRx, Inc. (the "Company"). The Board of Directors acting in the capacity of an audit committee approved the dismissal of SLF.

SLF's reports on the Company's financial statements for the years ended September 30, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the reports for both years indicated that the Company is under development, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. Accordingly, such reports indicated that there was substantial doubt as to the Company's ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the years ended September 30, 2009 and 2008 and through December 16, 2010, there were no disagreements with SLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SLF, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended September 30, 2009 and 2008 and through December 16, 2010, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(l)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(l)(v) of Regulation S-K.

The Company provided SLF with a copy of the foregoing disclosures and requested SLF to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not SLF agrees with the disclosures.

On December 17, 2010, the Company's Board of Directors acting in the capacity of an audit committee engaged Albert Wong & Co. ("AWC") as the Company's new independent accountant to act as the principal accountant to audit the Company's financial statements. During the Company's fiscal years ended September 30, 2009 and 2008 and through November 15, 2010, neither the Company, nor anyone acting on its behalf, consulted with AWC regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided that AWC concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2010, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Position	Term

Michael M. Lee	47	Chairman of the	since 8/8/1997
		Board of Directors
		Chief Executive
		Officer, Chief
		Financial Officer

Joseph Schwarz,	56	Chief Scientist
Ph.D

Michael Weisspapir,	54	Chief Medical
MD, Ph.D		Officer

Sandro Persia	40	Secretary/Treasurer

Dr. David Milroy	59	Director	since 4/15/2003

Dr. Ford Moore	59	Director	Since 4/15/2003

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

Compensation of Directors

Our directors did not receive any compensation for the year ended September 30, 2010 or 2009. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

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

Audit Committee

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert”, however the company is actively working to appoint a “Financial Expert” in the current year.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2010, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labour law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2010, 2009 and 2008 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM
				COMPENSATION
				SECURITIES
NAME AND				UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION (#)
Michael M. Lee	2010	120,000	0	0
President & C.E.O.	2009	50,504	0	0
	2008	21,209	0	0
Joseph Schwarz	2010	37,415	0	0
Chief Scientist	2009	43,198	0	0
	2008	89,614	0	0
Michael Weisspapir	2010	37,415	0	0
Chief Medical Scientist	2009	43,198	0	0
	2008	82,023	0	0

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2010 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.06 per share on September 30, 2010. No options were exercised by the named executive officers during fiscal 2010.

Value of Unexercised
			Number of Exercisable	In-The-Money Options
			Options at Fiscal Year-	at
			End (#)	Fiscal Year-End ($)
	Shares acquired on	Value Realized (1)	Exercisable/	Exercisable/
Name	exercise (#)	($)	Unexercisable	Unexercisable
Michael M. Lee	-	-	7,000,000/0	0/0
Joseph Schwarz	-	-	3,000,000/0	0/0
Michael Weisspapir	-	-	3,000,000/0	0/0

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

Equity Compensation Plan Information

Number of securities remaining
available
	Number of Securities to be issued	Weighted- Average Exercise	for future issuance under equity
	upon exercise of	Price of	compensation plans
	outstanding options, warrants, and	outstanding options, warrants,	(excluding securities reflected in
	rights	and rights	the first two columns
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

** The total number of shares of Common Stock that may be issued equals 18,570,000, which is less than the 22,000,000 maximum number that may be issued in accordance with the 2008 Plan. Once options have been exercised the maximum allowed to be issued is reduced accordingly. (22,000,000 less 3,430,000 exercised during fiscal 2008 = 18,570,000)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company’s Common Stock. The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of September 30, 2010 there were 94,635,047 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class
Michael Lee (1)	19,089,689 shares	20.17%
Joseph Schwarz (2)	602,500 shares	0.64%
Ford Moore (3)	4,158,179 shares	4.39%
Michael Weisspapir (2)	457,500 shares	0.48%
David Milroy (3)	2,556,933 shares	2.70%
Sandro Persia (2)	18,000 shares	0.02%
All directors and officers as a group (7 persons)	26,882,801 shares	28.41%

(1) Director and Officer; (2) Officer; (3) Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Lee, CEO and director loaned us $2,430 during the year ended September 30, 2010. Interest accrued on all loans outstanding to Mr. Lee totalled $12,198 as of September 30, 2010. The Company also repaid $2,000 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2010 we incurred $22,600 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $24,775 for the year ended September 30, 2009.

Audit-Related Fees: For the years ended September 30, 2010 and 2009 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2010 and September 30, 2009 we incurred NIL tax fees with our principal accountants.

All Other Fees: For the year ended September 30, 2010 we incurred NIL in other fees with our principal accountants related to our application to the Toronto Stock Exchange – Venture market (for the year ended September 30, 2009 we incurred $1,613).

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

PART IV

ITEM 15. EXHIBITS

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

DATED: December 31, 2010

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 31, 2010

ALPHARx, INC.

Directors:

/s/ Michael M. Lee
Michael M. Lee,
Director and Chairman of the Board

/s/ David Milroy
David Milroy,
Director

/s/ Ford Moore
Ford Moore,
Director

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION
NO.
3(i)(a)	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
3(i)(b)	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10- KSB filed on June 16, 2000).
3(i)(c)	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
10.1	2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).
10.3	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)
10.4	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)
10.5	2008 Stock Option Plan adopted November 26, 2008 (incorporated by reference to the 10K filed on December 22, 2008)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

ALPHARx, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2009 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

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

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2010 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2010 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

ALBERT WONG & CO
Hong Kong, China	Certified Public Accountants
December 31, 2010

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND, 2009
(All amounts in US Dollars)

	2010	2009
CURRENT ASSETS
Cash and Cash Equivalents	$16,264	$14,006
Accounts Receivable (Note 3)	147,839	42,330
TOTAL CURRENT ASSETS	164,103	56,336

PROPERTY, PLANT and EQUIPMENT, net (Note 4)	43,078	78,237

TOTAL ASSETS	207,181	134,573

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (Note 5)	520,342	414,872
Notes Payable (Note 6)	790,671	585,284
Deferred Revenue	0	35,000
TOTAL CURRENT LIABILITIES	1,311,013	1,035,156

Going Concern (Note 1)
Commitments (Note 8)
Related Party Transactions (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
September 30, 2010: 94,635,047 and 2009: 92,375,732(Notes 9,11,12)	9,464	9,238
Additional paid-in capital	17,500,855	17,052,076
Deficit	(18,789,891)	(18,061,820)
Accumulated Other Comprehensive Loss	(2,284)	(2,317)
Non-controlling Interest (Note 7)	178,024	102,240

TOTAL DEFICIENCY	(1,103,832)	(900,583)

TOTAL LIABILITIES AND DEFICIENCY	$207,181	$134,573

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(All amounts in US Dollars)

	2010	2009
License Fees and Royalties	$242,309	$137,223
Consulting Revenues	84,036	240,257
TOTAL REVENUES	326,345	377,480
General and Administrative Expenses	795,416	499,339
Research and Development Expenses	151,165	204,731
Depreciation	39,503	61,288
LOSS FROM OPERATIONS	(659,739)	(387,878)
OTHER EXPENSES
Interest Expense, net	(92,062)	(54,154)
LOSS BEFORE INCOME TAXES	(751,801)	(442,032)
Income Tax (Note 10)	-	-
LOSS FROM CONTINUING OPERATIONS	(751,801)	(442,032)
Gain from Operations of Discontinued Component	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(751,801)	(442,032)
Non-Controlling Interest in Loss of consolidated subsidiaries	(23,730)	(156)
NET LOSS	$(728,071)	$(441,876)
Translation Adjustment	(33)	(4,373)
COMPREHENSIVE LOSS	(728,038)	(437,503)
Per Share Data
Net Loss per Share, basic and diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	92,375,732	92,371,192

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(All amounts in US Dollars)

	Common Stock
				Accumulated		Total
			Additional	Other Com-		AlphaRx Inc.	Non-
	Number of		Paid in	prehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency
Balance as of
September
30, 2009	92,371,192	$9,238	$17,052,076	(2,317)	(18,061,820)	(1,002,823)	102,240	(900,583)
Warrants
issued for
services			262,090			262,090		262,090
Debt
Conversion			73,723			73,723		73,723
Add’l pickup
of Equity by
NCI							99,514	99,514
Stock issued	2,263,855	226	112,966
for Service						113,192		113,192
Foreign
Currency
Translation				33		33		33

Non-
controlling
interest							(23,730)	(23,730)

Net Loss 2010					(728,071)	(728,071)		(728,071)
Balance as of
September
30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(All amounts in US Dollars)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(728,071)	$(441,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,503	61,288
Stock based compensation	262,090	73,725
Changes in assets and liabilities:
Decrease/(Increase) in Accounts Receivable	(105,509)	(33,901)
Accrued Interest on Notes Payable	-	46,131
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	105,473	98,566
Increase in Deferred Revenue	(35,000)	35,000
Non Controlling Interest	75,781	(156)
NET CASH USED IN OPERATING ACTIVITIES	(385,733)	(161,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	(4,344)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,344)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	186,916	-
Issuance of Notes Payable, net of repayments	205,387	138,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	392,303	138,717

Effect of exchange rate changes on cash and cash equivalents	32	11,889
NET DECREASE IN CASH	2,258	(10,617)
CASH and cash equivalents, beginning of year	14,006	24,623

CASH and cash equivalents, end of year	$16,264	$14,006

SUPPLEMENTARY DISCLOSURE:

Income Tax Paid	$-	$-
Interest Paid	$2,119	$6,227

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(All amounts in US Dollars)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

ALPHARX, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 8, 1997. AlphaRx Inc. is an emerging pharmaceutical company specializing in the formulation of therapeutic products using proprietary drug delivery technologies.

Effective June 30, 2006, AlphaRx International Holdings Limited (a British Virgin Island company and an 80% owned subsidiary of AlphaRx Inc.) (“AIH”) acquired 100% of Alpha Life Sciences Ltd. (“ALS”) for a nominal amount and the assumption of approximately $63,000 of related party liabilities. ALS is primarily involved in research and development of drugs in the Asian market.

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

Cash and Cash Equivalents

Cash includes cash on hand, and amounts on deposit with banks. Cash equivalents include any other highly liquid cash investments purchased with maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2010 and 2009 the Company had only cash on deposit and petty cash on hand.

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

Recent Issued Standards

FASB ASC Update No. 2009-05 - In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

FASB ASC Update No. 2009-12 - In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The Company does not expect that the implementation of this new accounting guidance will have a material effect on its financial position or results of operations.

FASB ASC Update No. 2010-22 - The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards CodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).

FASB ASC Update No. 2010-29 - The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

NOTE 3. ACCOUNTS RECEIVABLE

	2010	2009
Trade Accounts Receivable	$142,611	$40,350
Other Accounts Receivable	5,228	1,980
	$147,839	$42,330

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated. No reserve for bad debts was established as at September 30, 2010 and 2009 as all amounts were deemed collectible.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

	2010	2009
Leasehold Improvements	$-	$-
Furniture and Fixtures	10,870	16,140
Machinery and Equipment	181,060	198,988
COST	191,930	215,128
Less: Accumulated depreciation/amortization
Leasehold Improvements	-	-
Furniture and Fixtures	10,093	12,837
Machinery and Equipment	138,759	124,054
	148,852	136,891
NET	$43,078	$78,237

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2010	2009
Accounts Payable	$474,236	$303,010
Accrued Liabilities for services rendered but
not invoiced as of September 30, 2010 and 2009:
Professional services (legal, audit, financial)	46,106	20,795
Management Salary	-	68,225
Other	-	22,842
	$520,342	$414,872

NOTE 6. NOTES PAYABLE

The Company and its subsidiaries issued $191,749 and $120,533 in promissory notes, net of repayments during the year ended September 30, 2010 and 2009 respectively. The newly issued and existing promissory notes bear interest at rates of 8% - 12% per annum and are repayable on or before the first anniversary date of issuance.

Included in Promissory Notes payable are $43,246 in Notes Payable including accrued interest of $12,198 to Michael Lee – CEO at September 30, 2010. (As at September 30, 2009 Notes Payable plus accrued interest of $12,400 owing to Mr. Lee totalled $54,400). See also Related Party Transactions Note 14.

September 30,	2010	2009	2008
Promissory Notes Issued and outstanding,	$663,765	$520,551	385,063
net of repayments and conversions:
Interest accrued	126,906	64,733	18,602
Promissory Notes Payable	$790,671	$585,284	403,665

NOTE 7. NON-CONTROLLING INTEREST

On June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company issued 1,500 shares of its Common Stock to New Super Limited (“NSL”), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (US $1,288,826). As a result AIH’s issued and outstanding shares were increased to 10,000 and the Company’s interest in AIH was reduced to 85%. With the consolidation of only 85% of AIH, a non-controlling interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 8. COMMITMENTS

The Company leases scientific research and development equipment, its main premises on a month-to-month basis and an automobile all on an operating lease basis. The aggregate minimum annual and total payments due under these operating leases are as follows:

As of September 30,	2010	2009	2008
2009	-	$-	24,232
2010	$6,431	23,923	2,062
2011	14,313	10,911	-
2012	10,361	8,066	-
TOTAL	$31,105	$42,900	26,294

NOTE 9. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock. As of September 30, 2010, there were 94,635,047 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share.

On September 30, 2010, the Company issued 2,263,855 shares of Common Stock to President & CEO, Mr. Michael Lee as compensation for the 2010 fiscal. During the year ended September 30, 2009 the Company did not issue any shares of Common Stock.

Net Loss per share of Common Stock is not based on diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 6,740,150 shares of Common Stock and options outstanding to purchase 14,260,000 shares of Common Stock as at September 30, 2010. On a fully diluted basis there would be 115,635,197 shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. Refer to Notes 12 and 13 respectively for more details on options and warrants. (As at September 30, 2009 there would have been 114,631,192 shares outstanding on a diluted basis if all outstanding warrants and options were exercised).

NOTE 10. INCOME TAXES

The regional sources of tax losses for the years ended September 30, 2010 and 2009 were as follows:

	2010	2009
North America	$(532,047)	$(305,980)
Outside North America	(27,267)	(78,953)
	$(559,314)	$(384,933)

Tax losses by year of origin and year of expiry are as follows:

Year of		Year of		Year of	Outside	Year of
Origin	United	Expiry	Canada	Expiry	North	Expiry
	States				America

1998	$212,899	2018
1999	795,878	2019
2000	6,179	2020
2001	292,351	2021
2002	1,017,792	2022
2003	1,189,476	2023
2004	790,108	2024
2005	2,166,634	2025	732,448	2015
2006	1,764,202	2026	682,619	2016	205,123	2013
2007	1,530,976	2027			293,528	2014
2008	1,266,180	2028			99,852	2015
2009	208,940	2029	97,040		78,953	2016
2010	477,350	2030	54,697	2020	27,267	2017

TOTAL	$11,718,965		$1,566,804		$704,723

CONSOLIDATED TAX LOSSES					$13,990,492

The tax effect of material temporary differences representing deferred tax assets is estimated as follows:

	2010	2009
Deferred tax assets:
North America	$5,124,138	$4,400,034
Outside North America	105,708	101,618
Sub-total	5,229,846	4,501,652
Less Valuation allowance	(5,229,846)	(4,501,652)
Net deferred tax assets	-	-

The valuation allowance as of September 30, 2010 and 2009 totalled $5,229,846 and $4,501,652 respectively which consisted primarily of established reserves for deferred tax assets on non-capital operating loss carry forwards for our entities in United States and our foreign entities. The tax rates being used to determine deferred tax assets are estimated at 34.5% for North America and 15% for outside North America.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2010	2009
Combined Statutory Rates	31.3%	31.3%
Non-deductible expenses	(9)	(9)
Change in valuation allowance	(22.3)	(22.3)
Effective tax rate	0%	0%

As of September 30, 2010 and 2009 the Company had no unrecognized tax benefits and as such required no adjustments to the financial statements. The Company records any interest and penalties related to tax matters within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s US and Canadian tax returns are subject to examination by respective tax authorities. Generally tax years 2007 – 2010 remain open to examination by those respective tax authorities. (IRS in the United States and Canada Customs and Revenue Agency in Canada).

NOTE 11. STOCK OPTION PLANS

No options were granted nor were any exercised during the year ended September 30, 2010. There remains 14,260,000 options to purchase shares of Common Stock as of September 30, 2010.

During fiscal 2009 employees, officers and consultants exercised a total of 3,430,000 options at an average exercise price of approximately $0.08 per share and resulting in $274,750 in cash proceeds to the Company. Of these options 700,000 were from the 2000 Plan and had a weighted remaining contractual life of 2.5 years when exercised and 2,730,000 were from the 2004 Plan and had a weighted remaining contractual life of 7.8 years when exercised. Immediately thereafter the remaining options in the 2000 Plan and 2003 Plan were cancelled, with the agreement of the option holders. In addition, and pursuant to an application for listing on the Toronto Venture Exchange, the Company cancelled a total of 7,660,000 options with the agreement of the option holders during fiscal 2008.

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. During fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012. The table below reflects remaining contractual life of the options as of September 30, 2010.

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

	Number			Share
2008 Stock	Granted,			Price on		Remaining
Incentive Plan	(exercised),		Exercise	Date of	Expiry	Contractual
	(cancelled) or	Date	Price $	Grant $	Date	Life (Years)
	(expired)
	12,720,000	15/11/2004	0.15	0.11	6/30/2012	1.75
	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	1.75
	7,000,000	10/1/2005	0.16	0.14	6/30/2012	1.75
	390,000	8/2/2005	0.15	0.14	6/30/2012	1.75
	100,000	5/25/2005	0.13	0.13	6/30/2012	1.75
	3,290,000	10/17/2005	0.075	0.08	6/30/2012	1.75
Total Grant	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	1.26
Total	14,260,000
Weighted Average of Options Remaining			0.15			1.73

NOTE 12. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until Sep 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103,86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010 (2009- $73,725). No income tax benefit has been realized as a result of warrant amortization expenses during 2010 and 2009. Stock based compensation is included in general and administrative expenses seen on the consolidated statement of operations and comprehensive loss.

As at September 30, 2010 there were 6,740,150 warrants issued and outstanding. Additional details regarding warrant activity and warrants outstanding as of September 30, 2010 and 2009 are seen in the table below.

Outstanding	Weighted	Weighted
as at	Average	Average
September	Exercise	Contractual
30, 2008	Price	Life (Years)
7,260,000	$ 0.1	0.75
Activity during fiscal 2009 and 2010
(2,260,000) Expired during fiscal 2009
3,000,000 Granted in exchange for advisory services April 1, 2009 @ $0.03 per share
8,000,000 Balance September 30, 2009
(5,000,000) Expired during fiscal 2010
3,740,150 Granted in exchange for advisory services April 12, 2010 @ $0.085 per share
6,740,150 Balance September 30, 2010

Share
Outstanding			Price
as at			on		Remaining
September		Exercise	Grant	Expiry	Contractual
30, 2010	Issue Date	Price $	Date $	Date	Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	3.50	Issued in exchange
for financial
advisory services.
3,740,150	4/12/2010	0.085	0.09	4/11/2015	4.53	Issued in exchange
for financial
advisory services.

		Weighted			Weighted
		Average			Average
		Exercise			Contractual
Total		Price			Life (Years)
6,740,150		0.06			4.015

NOTE 13. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from one director. Mr. Lee, CEO and director loaned the Company $2,430 during the year ended September 30, 2010. Interest accrued on all loans outstanding to Mr. Lee (the only loans remaining from directors) totalled $12,198 as of September 30, 2010. The Company also repaid $2,000 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2010. The total loan amounts including accrued interest owing to Mr. Lee as of September 30, 2010 was $55,444. (September 30, 2009 - $49,813)

NOTE 14. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

The Company derived revenues from royalties and from consulting services for the year ended September 30, 2010 and 2009.

	Years ended September 30,
Revenue Stream	2010	2009
Third Party Royalties (Mexico)	242,309	137,223
Consulting Fees (North America)	84,036	240,257
Total Revenues	$326,345	$377,480

Long Lived Assets

	Years ended September 30,
Long Lived Assets	2010	2009
North America	$43,079	$78,237
Asia	-	-
Total Long Lived Assets	$43,079	$78,237

NOTE 15. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 16. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Annual Report on Form 10-K that includes these consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events since December 29, 2010 (audit completion date) that would require recognition or note disclosure in these financial statements.