Form 10-K/A
period 2010-09-30
ALPHARX INC
filed 2011-01-04
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(amendment no. 1)

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2010 we had an accumulated deficit of approximately $ 18,789,891. Our revenues for the years ended September 30, 2010 and September 30, 2009 were $326,345 and $377,480 respectively. Our revenues have not been sufficient to sustain our operations. Revenues for 2010 consisted of royalty revenues and consulting revenues and in 2009 revenues consisted of royalty revenues and consulting revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

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

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2010 and 2009 and the quarterly results of operations for the past two years:

Year Ended September 30	2010	2009
	$	$
Net Sales	326,345	377,480
Net Loss	(728,038)	(441,876)
Net Loss Per Share	(0.01)	(0.01)

Three	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
Months	2010	2010	2010	2009	2009	2009	2009	2008
Ended	$	$	$	$	$	$	$	$
Net Sales	180,432	45,623	48,720	51,570	88,815	20,982	164,109	103,574
Net Income (Loss)	(242,109)	(157,366)	206,078	(122,518)	(208,562)	(235,695)	(23,420)	(21,039)
Net (Income) Loss per Share (1)	(0.01)	(0.01)	0.00	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)

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

Stock based compensation was $262,090 for the year ended September 30, 2010 as compared to $73,725 in 2009, an increase of $188,365 or about 255%. There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2010. We anticipate issuance of additional options and warrants in the future, which may result in stock based compensation expense and warrant amortization expense.

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

We realized a foreign exchange loss of $27,408 for the year ended September 30, 2010 as compared to a foreign exchange gain of $49,189 generated during the same period a year ago, a decrease of $76,597 between years.

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