Form 10-Q
period 2010-12-31
ALPHARX INC
filed 2011-02-14
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2010

OR

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of outstanding shares of registrant's Common Stock on February 14, 2011 was 94,635,047.

ALPHARX, INC.

FORM 10-Q

DECEMBER 31, 2010

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010
(All amounts in US Dollars)

	December 31,	September 30,
	2010	2010
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS

Cash and Cash Equivalents	$16,524	$16,264
Accounts Receivable	93,287	147,839
TOTAL CURRENT ASSETS	109,811	164,103

PROPERTY, PLANT and EQUIPMENT, net	33,359	43,078

TOTAL ASSETS	143,170	207,181

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	602,888	520,342
Notes Payable (Note 3)	840,517	790,671
Deferred Revenue	-	0
TOTAL CURRENT LIABILITIES	1,443,405	1,311,013

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value, Authorized: 250,000,000 shares; Issued and outstanding December 31 and September 30, 2010- 94,635,047 (Notes 5-7)	9,464	9,464

Additional paid-in capital	17,501,702	17,500,855
Deficit	(18,990,468)	(18,789,891)
Accumulated Other Comprehensive Loss	(4,046)	(2,284)
Non-controlling Interest	183,113	178,024
TOTAL DEFICIENCY	(1,300,235)	(1,103,832)

TOTAL LIABILITIES AND DEFICIENCY	$143,170	$207,181

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to unaudited consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(All amounts in US Dollars)

	December 31,
	2010	2009

Consulting Revenue	$-	$-
License Fees and Royalties	22,830	51,570
TOTAL REVENUES	22,830	51,570

General and Administrative Expenses	169,728	98,478
Research and Development Expenses	13,646	45,391
Depreciation	9,654	10,081
LOSS FROM OPERATIONS	(170,198)	(102,380)

OTHER EXPENSES

Interest Expense, net	(25,054)	(19,835)

LOSS BEFORE INCOME TAXES	(195,253)	(122,215)

Income Tax	-	-

NET LOSS	(195,253)	(122,215)

Net Income/Loss attributable to Non-controlling interests	3,902	(303)

NET LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	(191,351)	(122,518)

COMPREHENSIVE LOSS
Net Loss	(195,253)	(122,215)
Translation Adjustment	(2,203)	(4,136)
Comprehensive Loss	(197,456)	(126,351)
Less: Comprehensive Loss/Income attributable to Non-controlling interests	441	317
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX
INC. STOCKHOLDERS	$(197,015)	$(126,034)

Per Share Data
Net Loss per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$(0.002)	$(0.001)
Weighted Average Number of Common Shares Outstanding	94,635,047	92,371,192

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock

				Accumulated		Total AlphaRx
			Additional	Other		Inc.	Non-
	Number of		Paid in	Comprehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	(2,317)	(18,061,820)	(1,002,823)	102,240	(900,583)
Warrants issued for services			262,090			262,090		262,090
Debt Conversion			73,723			73,723		73,723
Add’l pickup of Equity by NCI							99,514	99,514
Stock issued for Service	2,263,855	226	112,966			113,192		113,192
Foreign Currency Translation				33		33		33
Non- controlling interest							(23,730)	(23,730)
Net Loss 2010					(728,071)	(728,071)		(728,071)
Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Foreign Currency Translation				(1,762)		(1,762)	(441)	(2,203)
Non- controlling interest							(3,902)	(3,902)
Net Loss for the Period					(191,351)	(191,351)		(191,351)
Transaction Adjustment			847		(9226)	(8,379)	9,432	1,053
Balance as of December 31, 2010	94,635,047	$9,464	$17,501,702	$(4,046)	$(18,990,468)	$(1,483,348)	$183,113	$(1,300,235)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(All amounts in US Dollars)

Three months ended December 31,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(195,253)	$(122,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,654	10,081
Prior period adjustment	1,051
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	54,551	36,517
(Decrease) Increase in accounts payable and accrued liabilities	82,543	43,051
Accrued interest on notes payable	46,333	16,936
Increase (Decrease) in deferred revenue	-	(35,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,121)	(50,630)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment, net of disposals	65	(5,691)
NET CASH PROVIDED BY INVESTING ACTIVITIES	65	(5,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of Notes Payable, net	3,519	57,816
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,519	57,816
Effect of exchange rate changes on cash and cash equivalents	(2,203)	3,327
NET INCREASE (DECREASE) IN CASH	260	4,822
CASH, and cash equivalents, beginning of period	16,264	14,006
CASH, and cash equivalents, end of period	$16,524	$18,828

SUPPLEMENTARY INFORMATION
Taxes Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

NOTE 3. NOTES PAYABLE

The Company issued $3,519 in promissory notes (Net of Amount Repaid) during the three months ended December 31, 2010. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2010 there were 94,635,047 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

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

During the three months ended December 31, 2010, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at December 31, 2010 are as follows:

	Number Granted,			Share
	Exercised,			Price on		Remaining
2008 Stock	Expired or		Exercise	Grant	Expiry	Contractual
Option Plan	Cancelled	Issue Date	Price $	Date $	Date	Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	1.5
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	-	-
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	1.5
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	1.5
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	1.5
Granted	3,290,000	10/17/2005	0.075	0.08	-	-
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	1
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at December 31, 2010
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			1.4

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the three months ended December 31, 2010. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There were no warrants exercised nor issued during the three months ended December 31, 2010. The Company has the following warrants outstanding to purchase shares of Common Stock as of December 31, 2010:

Outstanding as at June 30, 2010	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	3.25	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	4.28	Issued in exchange for financial advisory services.
Total		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)
6,740,150		0.06			3.765

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $62,236 including accrued interest of $13,975 as of December 31, 2010. The directors did not loan any funds to the Company during the three months ended December 31, 2010. These promissory notes bear interest at 12% per annum and are unsecured.

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

NOTE 10: PROPOSED RESTRUCTURING

On April 9, 2010 AlphaRx Canada Limited (“ACL”), a wholly-owned subsidiary of the Company signed a non-binding letter of intent with Pacific Orient Capital Inc. (“POC”), a Capital Pool Company listed on the Toronto Venture Exchange, whereby POC will effect a Qualifying Transaction (the “Transaction”), as such term is defined under the policies of the Toronto Venture Exchange (the “Exchange”), by acquiring all of the shares of ACL that are issued and outstanding at the time of closing of the transaction. The letter of intent was subsequently amended on June 9, 2010. The transaction is to be completed by a) the acquisition of ACL by way of a share exchange through the issuance of one common share of POC for every common share of ACL at a deemed price of CAD$0.40 per share; and b) the acquisition by AlphaRx International Holdings Ltd. (“AIH”), the Company’s 80% owned subsidiary, of an exclusive, royalty free licence from the Company, to commercialize the prescription drug Indaflex in Mexico and Asia for a period of 15 years; and c) the acquisition of a sub-licence by POC from AIH to commercialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 Common shares of POC at a deemed price of CAD$0.40 per share. The transaction, among other conditions, shall be conditional upon the completion of a concurrent public offering or private placement of CAD $1.5 million of shares of common stock at a value of no less than CAD $0.60 per share. In relation thereto the Company has received a non-refundable deposit during April, 2010 of CAD $25,000 to assist in the restructuring. Completion of the proposed Transaction is conditional on the execution of a definitive agreement to be negotiated by the parties, acceptance and approval by the Exchange and the satisfaction of the minimum listing requirements of the Exchange. As of August 19, 2010 (review completion date), the Company has not yet received approval and acceptance by the Exchange and as a result, the interim consolidated financial statements do not purport to give effect to any adjustments that will be required should the Transaction be accepted and completed.

NOTE 11. TRANSACTION ADJUSTMENTS

Additional accumulated differences derived from the beginning balances of Non-controlling Interest and Additional-paid-in capital carryover from previous periods is adjusted to reflect the correct balancing figures. This adjustment is a change of accounting estimation on applicable foreign exchange rate on various transactions and its carryover effects. This change of estimation is not material and has no impact on current period statement of income or operation results.

NOTE 12. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 13. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Quarter Report on Form 10-Q that includes these interim consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events as at February 14, 2011 that would require recognition or note disclosure in these financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms "Company", "we", "our" and "us" refer to AlphaRx, Inc., a Delaware corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Since 2000, substantial efforts and resources have been devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. Since 2008, AlphaRx has undergone many positive changes. New corporate initiatives for China and a corresponding strategic growth plan were implemented; our corporate strategy was refocused on commercializing our nano drug delivery technology as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. We continue to investing in the further development of our nano drug delivery technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our nano drug delivery system in exchange for milestone payments and royalties. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

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

Overview of Results of Operations

Three	Dec 31	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31
Months	2010	2010	2010	2010	2009	2009	2009	2009
Ended	$	$	$	$	$	$	$	$

Net Sales	22,830	180,432	45,623	48,720	51,570	88,815	20,982	164,109
Net Income (Loss)	(191,351)	(242,109)	(157,366)	(206,078)	(122,518)	(208,562)	(235,695)	23,420
Net Income (Loss) per Share (1)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	0.00

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

The Company incurred a net loss of $191,351 for the three month period ended December 31, 2010 as compared to a net loss of $122,518 incurred for the same period a year ago, an increase of $68,833. Revenues during the three months ended December 31, 2010 were about $28,740 less than in the previous period and general and administrative expenses were about $71,250 more than in previous period. These two items were the primary cause for the increase in net loss between periods.

Revenues

Total revenues for the three-month period ended December 31, 2010 were $22,830 as compared to $51,570 generated for the same period a year ago, a decrease of $28,740 or about 56%. Royalty revenues were comparable year over year at $22,830 for the three months ended December 31, 2010 as compared to $51,570 for the same period a year ago, a decrease of $28,740 or about 56%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $169,728 for the three month period ended December 31, 2010 as compared to $98,478 incurred for the same period a year ago, an increase of $71,250 or about 72%. The increase is primarily due to transaction costs associated with the proposed merger between AlphaRx Canada Limited and Pacific Orient Capital Inc.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2010 were $13,646 as compared to $45,391 incurred for the same period a year ago, a decrease of $31,745 or about 70%. The continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $9,654 for the three months ended December 31, 2010 as compared to $10,081 incurred during the same period a year ago, a decrease of $427 or about 4.2%. Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $170,198 for the three months ended December 31, 2010 as compared to a net loss of $102,380 incurred for the same period a year ago, an increase of $67,818 or about 66%.

Interest Expense

Interest expense for the three months ended December 31, 2010 was $25,054 as compared to interest expense of $19,835 generated during the same period a year ago owing to the principle amount of loan is increasing.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $3,902 for the three months ended December 31, 2010 as compared to a non-controlling interest loss of $303 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $191,351 for the three months ended December 31, 2010 as compared to a net loss of $122,518 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2010 the Company had a working capital deficiency of $1,333,594 as compared to a working capital deficiency of $1,146,910 as at September 30, 2010. The Company has also increased its stockholders’ deficiency to $1,300,235 as at December 31, 2010 compared to a stockholders’ deficiency of $1,103,832 as at September 30, 2010. We did not issue any stock during the three months ended December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the three months ended December 31, 2010. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2010. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2010 that have materially affected or that are reasonably likely to affect the internal controls.

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

  The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2010 contained a going concern explanatory paragraph.

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

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of December 31, 2010:

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions. Due to this material weakness, there is a risk that a material misstatement in the financial statements would not be prevented or detected on a timely basis. A deficiency in disclosure and internal controls may result in a loss of public confidence in the Company, which could have an adverse effect on our stock price.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue nor sell any equity securities during the three months ended December 31, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

(i)	EXHIBITS.

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a- 14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February14, 2011

ALPHARx INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
Dr. David Milroy, Director

By: /S/ Ford Moore
Dr. Ford Moore, Director