Form 10-Q
period 2011-03-31
ALPHARX INC
filed 2011-05-13
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2011

OR

  [    ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: ________to ________

Commission File Number: 000-030813

AlphaRx, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	98-0416123
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

Level 19, Two International Finance Center
8 Finance Street, Central, Hong Kong
(Address of principal executive offices)

Registrant's telephone number, including area code: (852) 2251-1927

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]      No [X]

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

Yes [   ]    No [X]

The number of outstanding shares of registrant's Common Stock on May 13, 2011 was 94,635,047.

See condensed notes to interim consolidated financial statements

ALPHARX, INC. FORM 10-Q March 31, 2011

TABLE OF CONTENTS

Part I: Financial Information
Item 1. Financial Statements.
Unaudited Interim Consolidated Balance Sheets as of March 31 2011 and September 30, 2010 (Audited)	3
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2011 and March 31, 2010	4
Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of March 31, 2011 and September 30, 2010	5
Unaudited Interim Consolidated Statements of Cash Flow for the three and six months ended March 31, 2011 and March 31, 2010	6
Condensed Notes to Unaudited Interim Consolidated Financial Statements	7-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	13-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4. Controls and Procedures.	17
Part II: Other Information
Item 1. Legal Proceedings.	18
Item 1A. Risk Factors.	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19

See condensed notes to interim consolidated financial statements

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND SEPTEMBER 30, 2010
(All amounts in US Dollars)

	March 31,	September 30,
	2011	2010
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$8,443	$16,264
Accounts Receivable	42,130	-
Prepaid	99	147,839
TOTAL CURRENT ASSETS	50,672	164,103
PROPERTY, PLANT and EQUIPMENT, net	24,416	43,078
TOTAL ASSETS	75,088	207,181
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	604,310	520,342
Notes Payable (Note 3)	882,766	790,671
Deferred Revenue	-	-
TOTAL CURRENT LIABILITIES	1,487,076	1,311,013
STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
March 31 and September 30, 2010- 94,635,047 (Notes 5-7)	9,464	9,464
Additional paid-in capital	17,501,702	17,500,855
Deficit	(19,100,236)	(18,789,891)
Accumulated Other Comprehensive Loss	(2,523)	(2,284)
Non-controlling Interest	179,605	178,024
TOTAL DEFICIENCY	(1,411,988)	(1,103,832)
TOTAL LIABILITIES AND DEFICIENCY	$75,088	$207,181

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended	3 months ended	6 months ended	6 months ended
	March 31 2011	March 31 2010	March 31 2011	March 31 2010
Consulting Revenue	25,015	$30,000	$25,015	$30,000
License Fees and Royalties	26,375	18,720	49,205	70,290
TOTAL REVENUES	51,390	48,720	74,220	100,290
General and Administrative Expenses	127,398	163,912	297,126	262,390
Research and Development Expenses	2,632	57,638	16,278	103,029
Depreciation	9,075	10,061	18,729	20,142
LOSS FROM OPERATIONS	(87,715)	(182,891)	(257,913)	(285,271)
OTHER EXPENSES
Interest Expense, net	(25,943)	(22,884)	(50,997)	(42,719)
LOSS BEFORE INCOME TAXES	(113,657)	(205,775)	(308,910)	(327,990)
Income Tax	-	-	-	-
NET LOSS	(113,657)	(205,775)	(308,910)	(327,990)
Net Income/Loss attributable to Non- controlling interests	3,889	(303)	7,791	(606)
NET LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	(109,768)	(206,078)	(301,119)	(328,596)
COMPREHENSIVE LOSS
Net Loss	(113,657)	(205,775)	(308,910)	(327,990)
Translation Adjustment	1904	1,735	(299)	(2,401)
Comprehensive Loss	(111,753)	(204,040)	(309,209)	(330,391)
Less: Comprehensive Loss/Income
attributable to Non-controlling interests	(381)	(71)	60	246
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX INC.
STOCKHOLDERS	$(112,134)	$(204,111)	$(309,149)	$(330,145)
Net Loss per Share, basic and diluted
attributable to AlphaRx Inc. stockholders	$(0.001)	$(0.01)	$(0.003)	$(0.01)
Weighted Average Number of Common
Shares Outstanding	94,635,047	92,371,192	94,635,047	92,371,192

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED MARCH 31, 2011
(UNAUDITED)
 (All amounts in US Dollars)

	Common Stock
				Accumulated		Total AlphaRx
			Additional	Other		Inc.	Non-
	Number of		Paid in	Com-		Stockholders’	controlling	Total
	Shares	Amount	Capital	prehensive	Deficiency	Deficiency	Interest	Deficiency
Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	(2,317)	(18,061,820)	(1,002,823)	102,240	(900,583)
Warrants issued for services			262,090			262,090		262,090
Debt
Conversion			73,723			73,723		73,723
Add’l pickup of Equity by NCI Stock issued for Service	2,263,855	226	112,966			113,192	99,514	99,514 113,192
Foreign Currency Translation				33		33		33
Non- controlling interest							(23,730)	(23,730)
Net Loss 2010					(728,071)	(728,071)		(728,071)
Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Foreign Currency Translation				(239)		(239)	(60)	(299)
Non- controlling interest							(7,791)	(7,791)
Net Loss for the Period					(301,119)	(301,119)		(301,119)
Transaction Adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of March 31, 2011	94,635,047	$9,464	$17,501,702	$(2,523)	$(19,100,236)	$(1,591,593)	$179,605	$(1,411,988)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	6 months	6 months
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(113,657)	$(206,078)	$(308,910)	$(328,596)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,075	10,061	18,729	20,142
Prior period adjustment	82		(1,442)
Changes in assets and liabilities:
Prepaid	(99)		(99)
Decrease (Increase) in accounts receivable	51,157	(3,502)	105,709	33,015
(Decrease) Increase in accounts payable and accrued liabilities	1,422	73,177	83,968	116,228
Accrued interest on notes payable	45,159	21,081	88,861	38,017
Increase (Decrease) in deferred revenue	-	-	-	(35,000)
Non-Controlling Interest	(3,509)	303	1,581	606
NET CASH USED IN OPERATING ACTIVITIES	(10,370)	(104,958)	(11,603)	(155,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(131)	-	-	(5,691)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(131)	-	-	(5,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital			847
Issuance (repayment) of Notes Payable, net	516	84,670	3,234	142,486
NET CASH PROVIDED BY FINANCING ACTIVITIES	516	84,670	4,081	142,486
Effect of exchange rate changes on cash and cash equivalents	1,904	18,330	(299)	21,657
NET INCREASE (DECREASE) IN CASH	(8,081)	(1,958)	(7,821)	2,864
CASH, and cash equivalents, beginning of period	16,524	18,828	16,264	14,006
CASH, and cash equivalents, end of period	$8,443	$16,870	$8,443	$16,870
SUPPLEMENTARY INFORMATION
Taxes Paid	$0	$0	$0	$0
Interest Paid	$0	$0	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

NOTE 3. NOTES PAYABLE

The Company issued $516 in promissory notes (Net of Amount Repaid) during the three months ended March 31, 2011. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2011 there were 94,635,047 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

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

As a result of the new terms governing the Company’s 2008 Stock Option Plan, the maximum number of options that can still be issued totals 4,310,000, regardless of whether existing options are exercised or canceled.

During the three months ended March 31, 2011, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at March 31, 2011 are as follows:

	Number			Share Price
	Granted,			on Grant		Remaining
2008 Stock	Exercised,		Exercise	Date $	Expiry Date	Contractual
Option Plan	Expired or	Issue Date	Price $			Life (Years)
	Cancelled
Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	1.25
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	-	-
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	1.25
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	1.25
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	1.25
Granted	3,290,000	10/17/2005	0.075	0.08	-	-
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.75
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at March 31, 2011
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			1.15

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the three months ended March 31, 2011. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There were no warrants exercised nor issued during the three months ended March 31, 2011. The Company has the following warrants outstanding to purchase shares of Common Stock as of March 31, 2011:

Outstanding as at June 30, 2010	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	3	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	4.03	Issued in exchange for financial advisory services.

		Weighted Average			Weighted Average
Total	Exercise Price	Contractual Life (Years)
6,740,150	0.06	3.515

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $52,083 including accrued interest of $15,951as of March 31, 2011. The directors did not loan any funds to the Company during the three months ended March 31, 2011. These promissory notes bear interest at 12% per annum and are unsecured.

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

NOTE 10: PROPOSED RESTRUCTURING

On April 9, 2010 AlphaRx Canada Limited (“ACL”), a wholly-owned subsidiary of the Company signed a non-binding letter of intent with Pacific Orient Capital Inc. (“POC”), a Capital Pool Company listed on the Toronto Venture Exchange, whereby POC will effect a Qualifying Transaction (the “Transaction”), as such term is defined under the policies of the Toronto Venture Exchange (the “Exchange”), by acquiring all of the shares of ACL that are issued and outstanding at the time of closing of the transaction. The letter of intent was subsequently amended on June 9, 2010. The transaction is to be completed by a) the acquisition of ACL by way of a share exchange through the issuance of one common share of POC for every common share of ACL at a deemed price of CAD$0.40 per share; and b) the acquisition by AlphaRx International Holdings Ltd. (“AIH”), the Company’s 80% owned subsidiary, of an exclusive, royalty free licence from the Company, to commercialize the prescription drug Indaflex in Mexico and Asia for a period of 15 years; and c) the acquisition of a sub-licence by POC from AIH to commercialize the prescription drug Indaflex in Mexico and Asia for 8,250,000 Common shares of POC at a deemed price of CAD$0.40 per share. The transaction, among other conditions, shall be conditional upon the completion of a concurrent public offering or private placement of CAD $1.34 million of shares of common stock at a value of no less than CAD $0.40 per share. In relation thereto the Company has received a non-refundable deposit during April, 2010 of CAD $25,000 to assist in the restructuring. Completion of the proposed Transaction is conditional on the execution of a definitive agreement to be negotiated by the parties, acceptance and approval by the Exchange and the satisfaction of the minimum listing requirements of the Exchange.

On Feb 28, 2011, the Company announced that it had terminated its proposed Transaction with Pacific Orient Capital Inc., as the parties were not able to satisfy the closing conditions of the proposed Transaction.

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

NOTE 13. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Quarter Report on Form 10-Q that includes these interim consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events as at May 13, 2011 that would require recognition or note disclosure in these financial statements.

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

Recent Developments

On April 9, 2010, we entered into a non-binding letter of intent with Pacific Orient Capital Inc. (“Pacific”), a Capital Pool Company listed on the TSX Venture Exchange, concerning the proposed acquisition of AlphaRx Canada Limited ("ACL"), a wholly owned subsidiary of the Company. The letter of intent was subsequently amended on June 9, 2010. The proposed acquisition, if completed, will constitute Pacific's qualifying transaction pursuant to the policies of the TSX Venture Exchange Inc. (the "Exchange"). On Feb 28, 2011, the Company announced that it had terminated its proposed Transaction with Pacific Orient Capital Inc., as the parties were not able to satisfy the closing conditions of the proposed Transaction.

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

Overview of Results of Operations

Three Months Ended	Mar 31 2011 $	Dec 31 2010 $	Sep 30 2010 $	Jun 30 2010 $	Mar 31 2010 $	Dec 31 2009 $	Sep 30 2009 $	Jun 30 2009 $
Net Sales	51,390	22,830	180,432	45,623	48,720	51,570	88,815	20,982
Net Income (Loss)	(113,657)	(191,351)	(242,109)	(157,366)	(206,078)	(122,518)	(208,562)	(235,695)
Net Income (Loss) per Share (1)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The Company incurred a net loss of $113,657 for the three month period ended March 31, 2011 as compared to a net loss of $205,775 incurred for the same period a year ago, a decrease of $92,118. Revenues during the three months ended March 31, 2011 were about $2,670 more than in the previous period; general and administrative expenses and research development expenses were about $36,514 and $55,006 less than in previous period respectively. These two items were the primary cause for the decrease in net loss between periods.

Revenues

Total revenues for the three-month period ended March 31, 2011 were $51,390 as compared to $48,720 generated for the same period a year ago, an increase of $2,670 or about 5.5% . Royalty revenues were comparable year over year at $26,375 for the three months ended March 31, 2011 as compared to $18,720 for the same period a year ago, an increase of $7,655 or about 41%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $127,398 for the three month period ended March 31, 2011 as compared to $163,912 incurred for the same period a year ago, a decrease of $36,514 or about 22.5% . The decrease is primarily due to cut down of professional fees and insurance costs.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended March 31, 2011 were $2,632 as compared to $57,638 incurred for the same period a year ago, a decrease of $55,006 or about 95%. The continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $9,075 for the three months ended March 31, 2011 as compared to $10,061 incurred during the same period a year ago, a decrease of $986 or about 10%. Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $87,715 for the three months ended March 31, 2011 as compared to a net loss of $182,891 incurred for the same period a year ago, a decrease of $95,176 or about 52%.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $25,943 as compared to interest expense of $22,884 generated during the same period a year ago. The increase is due to the continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $3,889 for the three months ended March 31, 2011 as compared to a non-controlling interest loss of $303 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $113,657 for the three months ended March 31, 2011 as compared to a net loss of $205,775 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2011 the Company had a working capital deficiency of $1,436,404 as compared to a working capital deficiency of $1,146,910 as at September 30, 2010. The Company has also increased its stockholders’ deficiency to $1,411,988 as at March 31, 2011 compared to a stockholders’ deficiency of $1,103,832 as at September 30, 2010. We did not issue any stock during the three months ended March 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4. CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of March 31, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the three months ended March 31, 2011. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2011. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended March 31, 2011 that have materially affected or that are reasonably likely to affect the internal controls.

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

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of March 31, 2011:

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

We did not issue nor sell any equity securities during the three months ended March 31, 2011.

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

DATED: May13, 2011

ALPHARx INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
Dr. David Milroy, Director

By: /S/ Ford Moore
Dr. Ford Moore, Director