Form 10-Q
period 2011-06-30
ALPHARX INC
filed 2011-08-02
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2011

OR

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: ____________ to ____________.

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

Yes [   ]          No [X]

The number of outstanding shares of registrant's Common Stock on August 2, 2011 was 94,635,047.

See condensed notes to interim consolidated financial statements

ALPHARX, INC.

FORM 10-Q

June 30, 2011

See condensed notes to interim consolidated financial statements

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS ATJUNE 30, 2011 AND SEPTEMBER 30, 2010
(All amounts in US Dollars)

	June 30,	September 30,
	2011	2010
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS

Cash and Cash Equivalents	$11,270	$16,264
Accounts Receivable	10,018	-
Prepaid	62	147,839
TOTAL CURRENT ASSETS	21,350	164,103

PROPERTY, PLANT and EQUIPMENT, net	11,368	43,078

TOTAL ASSETS	32,718	207,181

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	643,945	520,342
Notes Payable (Note 3)	907,415	790,671
Deferred Revenue	-	-
TOTAL CURRENT LIABILITIES	1,551,360	1,311,013

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value, Authorized: 250,000,000 shares; Issued and outstanding June 30 and September 30, 2010- 94,635,047 (Notes 5-7)	9,464	9,464

Additional paid-in capital	17,501,702	17,500,855
Deficit	(19,200,094)	(18,789,891)
Accumulated Other Comprehensive Loss	(4,845)	(2,284)
Non-controlling Interest	175,131	178,024
TOTAL DEFICIENCY	(1,518,642)	(1,103,832)

TOTAL LIABILITIES AND DEFICIENCY	$32,718	$207,181

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended	3 months ended	9 months ended	9 months ended
	June 30 2011	June 30 2010	June 30 2011	June 30 2010

Consulting Revenue	269	$15,623	$25,283	$85,913
License Fees and Royalties	31,597	30,000	80,802	60,000
TOTAL REVENUES	31,866	45,623	106,085	145,913

General and Administrative Expenses	95,499	156,175	392,624	418,565
Research and Development Expenses	299	31,146	16,577	134,175
Depreciation	13,332	10,265	32,061	30,407
LOSS FROM OPERATIONS	(77,264)	(151,963)	(335,177)	(437,234)

OTHER INCOME		23,483		23,483
OTHER EXPENSES
Interest Expense, net	(26,489)	(24,933)	(77,485)	(67,652)

LOSS BEFORE INCOME TAXES	(103,753)	(153,413)	(412,662)	(481,403)

Income Tax	-	-	-	-

NET LOSS	(103,753)	(153,413)	(412,662)	(481,403)

Net Income/Loss attributable to Non-controlling interests	3,894	(3,953)	11,685	(4,559)

NET LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	(99,859)	(157,366)	(400,977)	(485,962)

COMPREHENSIVE LOSS
Net Loss	(103,753)	(153,413)	(412,662)	(481,403)
Translation Adjustment	(2,902)	(4,499)	(3,201)	(6,900)
Comprehensive Loss	(106,655)	(157,912)	(415,863)	(488,303)
Less: Comprehensive Loss/Income attributable to Non-controlling interests	580	27,359	640	(27,605)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(106,075)	$(130,553)	$(415,223)	$(515,908)

Net Loss per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$(0.001)	$(0.001)	$(0.004)	$(0.01)
Weighted Average Number of Common Shares Outstanding	94,635,047	92,371,192	94,635,047	92,371,192

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
DEFICIENCY
FOR THE PERIOD ENDED JUNE 30, 2011
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock

				Accumulated		Total AlphaRx
			Additional	Other		Inc.	Non-
	Number of		Paid in	Comprehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2009	92,371,192	$9,238	$17,052,076	(2,317)	(18,061,820)	(1,002,823)	102,240	(900,583)
Warrants issued for services			262,090			262,090		262,090
Debt Conversion			73,723			73,723		73,723
Add’l pickup of Equity by NCI							99,514	99,514
Stock issued for Service	2,263,855	226	112,966			113,192		113,192
Foreign Currency Translation				33		33		33
Non- controlling interest							(23,730)	(23,730)
Net Loss 2010					(728,071)	(728,071)		(728,071)
Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Foreign Currency Translation				(2,561)		(2,561)	(640)	(3,201)
Non- controlling interest							(11,685)	(11,685)
Net Loss for the Period					(400,977)	(400,977)		(400,977)
Transaction Adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of June 30, 2011	94,635,047	$9,464	$17,501,702	$(4,845)	$(19,200,094)	$(1,693,773)	$175,131	$(1,518,642)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months	9 months	9 months
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(103,753)	$(153,413)	$(412,662)	$(481,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,332	10,265	32,061	30,407
Issue of warrants for services rendered		121,683		121,683
Prior period adjustment
Changes in assets and liabilities:
Prepaid	37	-	(62)	-
Decrease (Increase) in accounts receivable	32,112	3,537	137,821	36,552
(Decrease) Increase in accounts payable and accrued liabilities	39,635	(67,004)	123,603	49,224
Accrued interest on notes payable	40,718	(70,946)	129,579	(32,929)
Increase (Decrease) in deferred revenue	-	-	-	(35,000)
Non-Controlling Interest	(3,314)	2,933	(12,673)	3,179

NET CASH USED IN OPERATING ACTIVITIES	18,767	(152,945)	(2,333)	(308,287)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(285)	-	(351)	(5,691)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(285)	-	(351)	(5,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital		173,237	847	173,237
Issuance (repayment) of Notes Payable, net	(16,068)	11,757	(12,833)	154,243

NET CASH PROVIDED BY FINANCING ACTIVITIES	(16,068)	184,994	(11,986)	327,480

Effect of exchange rate changes on cash and cash equivalents	413	(30,959)	9,676	(9,548)

NET INCREASE (DECREASE) IN CASH	2,827	1,090	(4,994)	3,954

CASH, and cash equivalents, beginning of period	8,443	16,870	16,264	14,006

CASH, and cash equivalents, end of period	$11,270	$17,960	$11,270	$17,960

SUPPLEMENTARY INFORMATION

Taxes Paid	$0	$0	$0	$0
Interest Paid	$0	$0	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

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

NOTE 3. NOTES PAYABLE

The Company repaid $1,037 in promissory notes during the three months ended June 30, 2011. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

See also note 8 – Related Party Transactions.

See condensed notes to interim consolidated financial statements

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2011 there were 94,635,047 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

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

During the three months ended June 30, 2011, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at June 30, 2011 are as follows:

See condensed notes to interim consolidated financial statements

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)
Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	1.00
Cancelled	(6,000,000)	12/28/2007	-	-	-	-
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	-	-
Cancelled	(40,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	1.00
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	1.00
Cancelled	(40,000)	12/28/2007	-	-	-	-
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	1.00
Granted	3,290,000	10/17/2005	0.075	0.08	-	-
Cancelled	(560,000)	12/28/2007	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.5
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Remaining	14,260,000	As at June 30, 2011
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			0.9

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the three months ended June 30, 2011. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There was no warrant exercised nor issued during the three months ended June 30, 2011. The Company has the following warrants outstanding to purchase shares of Common Stock as of June 30, 2011:

			Share
			Price
Outstanding			on		Remaining
as at June 30,	Issue	Exercise	Grant	Expiry	Contractual
2010	Date	Price $	Date $	Date	Life (Years)	Reason for Issuance

3,000,000	4/1/2009	0.03	0.03	3/31/2014	2.75	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	3.78	Issued in exchange for financial advisory services.
		Weighted Average Exercise			Weighted Average Contractual
Total		Price			Life (Years)
6,740,150		0.06			3.265

See condensed notes to interim consolidated financial statements

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $52,359 including accrued interest of $17,617 as of June 30, 2011. The directors did not loan any funds to the Company during the three months ended June 30, 2011. These promissory notes bear interest at 12% per annum and are unsecured.

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

See condensed notes to interim consolidated financial statements

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

See condensed notes to interim consolidated financial statements

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

NOTE 13. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Quarter Report on Form 10-Q that includes these interim consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events as at July 27, 2011 that would require recognition or note disclosure in these financial statements.

See condensed notes to interim consolidated financial statements

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

Overview of Results of Operations

Three	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
Months	2011	2011	2010	2010	2010	2010	2009	2009
Ended	$	$	$	$	$	$	$	$
Net Sales	31,866	51,390	22,830	180,432	45,623	48,720	51,570	88,815
Net Income (Loss)	(103,753)	(113,657)	(191,351)	(242,109)	(157,366)	(206,078)	(122,518)	(208,562)
Net Income (Loss) per Share (1)	(0.001)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2010

The Company incurred a net loss of $412,664 for the nine month period ended June 30, 2011 as compared to a net loss of $481,403 incurred for the same period a year ago, a decrease of $68,739. Revenues during the nine months ended June 30, 2011 were about $39,828 less than in the previous period; general and administrative expenses and research development expenses were about $25,940 and $117,598 less than in previous period respectively. These two items were the primary cause for the decrease in net loss between periods.

Revenues

Total revenues for the nine-month period ended June 30, 2011 were $106,085 as compared to $145,913 generated for the same period a year ago, a decrease of $39,828 or about 27%. Royalty revenues were comparable year over year at $80,802 for the nine months ended June 30, 2011 as compared to $60,000 for the same period a year ago, an increase of $20,802 or about 35%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $392,625 for the nine-month period ended June 30, 2011 as compared to $418,565 incurred for the same period a year ago, a decrease of $25,940 or about 6%. The decrease is primarily due to cut down of professional fees and insurance costs.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2011 were $16,577 as compared to $134,175 incurred for the same period a year ago, a decrease of $117,598 or about 88%. The continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated. Research efforts will again increase in the future depending on the timing and availability of additional funds. We also seek collaborative partners in order to obtain third party funding for certain drug candidates that show commercial promise in exchange for commercialization rights.

Depreciation

Depreciation totalled $32,061 for the nine months ended June 30, 2011 as compared to $30,407 incurred during the same period a year ago, an increase of $1,654 or about 5%. Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $412,663 for the nine months ended June 30, 2011 as compared to a net loss of $485,692 incurred for the same period a year ago, a decrease of $73,029 or about 15%.

Interest Expense

Interest expense for the nine months ended June 30, 2011 was $77,486 as compared to interest expense of $67,652 generated during the same period a year ago. The increase is due to the continuing strength of the Canadian dollar continues keep out US Dollar costs high when translated.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $11,685 for the nine months ended June 30, 2011 as compared to a non-controlling interest loss of $4,559 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $400,979 for the nine months ended June 30, 2011 as compared to a net loss of $485,962 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2011 the Company had a working capital deficiency of $1,518,642 as compared to a working capital deficiency of $1,146,910 as at September 30, 2010. The Company has also increased its stockholders’ deficiency to $1,518,642 as at June 30, 2011 compared to a stockholders’ deficiency of $1,103,832 as at September 30, 2010. We did not issue any stock during the nine months ended June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of June 30, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the three months ended June 30, 2011. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2011. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2011 that have materially affected or that are reasonably likely to affect the internal controls.

Limitation on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2011, the Company filed a Statement of Claim (the “Claim”) in the Ontario Superior Court of Justice (the “Court”) against 2 former scientists of the Company for violations of the Company’s policies and procedures, and breach of fiduciary duty. None of the allegations in the Claim have yet been proven before the Court and none of the defendants have yet filed a statement of defence.

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

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of June 30, 2011:

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

We did not issue nor sell any equity securities during the nine months ended June 30, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a- 14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On June 1, 2011, the Registrant filed a Current Report on Form 8-K to disclose it had terminated the employment of Dr. Joseph Schwarz, Chief Scientist and Dr. Michael Weisspapir, Chief Medical Officer effective immediately.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 2, 2011

ALPHARx INC.
By:	/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

By:	/S/ Michael M. Lee
Michael M. Lee, Director

By:	/S/ David Milroy
Dr. David Milroy, Director

By:	/S/ Ford Moore
Dr. Ford Moore, Director