Form 10-K
period 2011-09-30
ALPHARX INC
filed 2011-12-09
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2011

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the transition period from __________to __________

Commission File Number: 000-30813

AlphaRx, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	98-0416123
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

31/F, Tower One, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong
(Address of principal executive offices)

(852) 2824 8716
(Registrant’s telephone number, including area code)

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

[   ] Yes                                   [X] No

Issuer’s revenues for its most recent fiscal year ended September 30, 2011 were $ 183,503.

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $3,485,612 based on the average closing bid and ask price for the Common Stock on September 30, 2011.

As of September 30, 2011 there were 95,935,047 shares outstanding of the issuer’s Common Stock.

AlphaRx, Inc.

FORM 10-K

For the Year Ended September 30, 2011

PART IV

Item 15.	Exhibits, Financial Statements Schedules	31
SIGNATURES		31

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

AlphaRx is a specialty pharmaceutical company dedicated to developing therapies to treat and manage pain. Prior to July, 2011, the business of the Company was focused on reformulating FDA approved and marketed drugs using its proprietary site-specific nano drug delivery technology. From 2000 until June 2011, substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan that it believed would improve the Company’s performance. The new business plan narrowed the Company’s focus to developing and commercializing 2 existing product candidates for the pain market.

Business Development

The Company’s nano drug delivery development business model was formed in 2000; substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan that it believed would improve the Company’s performance. The new business plan narrowed the Company’s focus to developing and commercializing 2 existing product candidates Indaflex and ARX8203 for the pain market.

To date, we have engaged in organizational activities, preparing ARX8203 for human trials; and expanding Indaflex sales. We have generated funding through the issuances of debt and private placement of common stock. We have not generated any substantial revenues and we do not expect to generate any substantial revenues in the near future. We may not be successful in developing our product candidates and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Principal products

Indaflex

Indaflex™ is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation currently in clinical development for the reduction of signs and symptoms associated with osteoarthritis of the knee. Arthritis is the most common chronic disease in North America and afflicts an estimated 10% of the world’s population. The active ingredient in Indaflex™, indomethacin, has a long-standing and proven clinical treatment record. Delivered through the skin using proprietary technology developed by AlphaRx, the companies believe Indaflex™ will have an attractive safety, tolerability and efficacy profile in comparison to oral treatments and other topical preparations. The side effects of the GI tract found with orally ingested NSAIDs will be dramatically reduced. This drug delivery vehicle significantly increases drug loading through a unique combination of polarity and hydrophobicity of the carrier components. Indaflex long-term market objective is to gain leadership in the anti-inflammatory topical cream/ointment arthritic and chronic joint/muscle pain relief market.

Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries. Indaflex is our only prescription drug at the clinical trial stage. We completed a Phase I human trial for Indaflex in Canada during March 2005.

Together with our former licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six-week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Because we did not meet the primary endpoints, under the terms of the Licensing Agreement with Proprius we did not receive any milestone payments for this trial. On March 2008, Proprius was acquired by Cypress Bioscience Inc. (“Cypress”) and Cypress assumed Indaflex clinical development. Our agreement with Cypress expired on June 28, 2010.

ARX-8203

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

Over the last 12 months we have made significant progress in moving ARX8203 toward clinical application. Sufficient amount of ARX8203 is being synthesized for the planned clinical trial. The Company is planning to conduct a POC (Proof of Concept) human trial as soon as practicable, anticipating that the POC human trials will enroll 90 patients in 3 arms (ARX8203 vs. comparator), whereby the primary endpoint will be safety (cumulative incidence of gastric ulcers) as assessed by endoscopy. With an estimated 15 million Americans taking prescription NSAIDs for arthritis, and an estimated 68 million prescriptions a year being written for these products, according to the FDA, the market for NSAIDs is strong. Prolonged use of NSAID’s has been associated with a high incidence of gastro-intestinal ulcers. There will be a robust market for new drugs without the serious G.I. side-effects which prolonged use of current NSAID’s risk.

We intend to perform the regulatory filings with FDA and AlphaRx owns all the regulatory licenses for Indaflex and ARX-8203. However, we may manufacture these two products under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue.

Distribution Methods of The Products And Services

Our primary strategy is to establish collaborative relationships with pharmaceutical companies to develop our products. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retain ownership of our products.

Competition

Our products in development target a number of diseases and conditions associated with inflammation such as Osteoarthritis and rheumatoid arthritis. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

  efficacy;
  safety;
  tolerability;
  acceptance by doctors;
  patient compliance;
  patent protection;
  ease of use;
  price;
  insurance and other reimbursement coverage;
  distribution;
  marketing; and
  adaptability to various modes of dosing.

Our Indaflex in development for osteoarthritis would compete with Pennsaid, Valtaren Emugel and Flector Patch that are sold by Nuvo Research, Novartis and Alpharma, respectively.

The competition for our ARX8203 will come from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.6 billion in 2009, of which 72% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis.

Patents, Trademarks and Proprietary Rights

It is our policy to file patent applications in the United States and certain foreign jurisdictions for any drug formulations and any drug delivery methodologies that we consider commercially viable. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

Indaflex

We have three issued patents in the U.S., China and Mexico under the title “Vehicle for topical delivery of anti-inflammatory compounds” for the use of Indaflex to increase efficacy of non steroidal anti-inflammatory drugs. This US patent was issued on November 21, 2006 and will expire on September 29, 2021.

ARX8203

We have received a notice of allowance from the US Patent office covering the use of ARX8203 for ocular inflammation. We have filed 2 additional US patent applications for ARX8203 in 2011.

No assurance can be given that our patent applications will be approved or that any issued patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. With respect to any patents which may be issued from our applications, there can be no assurance that claims allowed will be sufficient to protect our products.. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or compete without infringing our patent rights. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.

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

Manufacturing, Marketing and Sales

We do not have and do not intend to establish in the foreseeable future internal manufacturing capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture our products. Our dependence on third parties for the manufacture of products may adversely affect our ability to develop and deliver such products on a timely and competitive basis.

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

In the United States, pharmaceutical products are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of our officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

Research and Development

We conduct our research and development activities through collaborative arrangements with universities, contract research organizations and independent consultants. We are also dependent upon third parties to conduct clinical studies, and to obtain FDA and other regulatory approvals. We conduct all of our fundamental research and development activities in China. We conduct animal testing, and other specialized research and development activities in various countries via third parties depending primarily on the most competitive pricing we can obtain.

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

Employees

We have two full time employees and one part time consultant on staff. None of our staff is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our staff are good.

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

Our Information

Our principal executive offices are currently located at 31/F, Tower One, Times Square, Causeway Bay, Hong Kong and our telephone number is (852) 2824 8716. We can be contacted by email at info@AlphaRx.com.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2011 we had an accumulated deficit of approximately $ 19,045,635. Our revenues for the years ended September 30, 2011 and September 30, 2010 were $183,503 and $326,345 respectively. Our revenues have not been sufficient to sustain our operations. Revenues for 2011 consisted of royalty revenues and consulting revenues and in 2010 revenues consisted of royalty revenues and consulting revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable.

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

In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of September 30, 2011:

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

At September 30, 2011, we had a working capital deficiency of approximately $1,286,815 as compared to a working capital deficiency of $1,146,910 as at September 30, 2010. The independent auditors’ report for the year ended September 30, 2011 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our over-the-counter health care products or one of our prescription drug candidates. Our products may never become commercially successful.

We are subject to industry and government regulation

All of our products, clinical trials, and certain research and development initiatives are regulated by FDA in the United States, and similar governing bodies in Mexico, China and elsewhere. Any changes in regulatory requirements, depth and breadth of clinical trials, provisions, statutes, or regulations could adversely impact the cost and duration of our research and development, product completion and related operations.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 27.75% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. Any single shareholder or the management group as a whole can no longer control the Company. Stockholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

AlphaRx is headquartered in Causeway Bay, Hong Kong, where it leases its executive offices from which the Company is managed. A lease was executed with the landlord through October 30, 2012 and the monthly rent payment is $2,190.

ITEM 3. LEGAL PROCEEDINGS

On June 29, 2011, we filed an action in the Ontario Superior Court of Justice, Case No CV-11-42969, captioned AlphaRx Inc. v Joseph Schwarz, Michael Weisspapir, and Nanoessentials Inc for conversion and misuse of our intellectual property and breach of fiduciary duty. None of the allegations have yet been adjudicated as of the date of this annual report.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2011)	0.05	0.03
Third Quarter	(Ended June 30, 2011)	0.06	0.03
Second Quarter	(Ended March 31, 2011)	0.07	0.03
First Quarter	(Ended December 31, 2010)	0.10	0.03
Fourth Quarter	(Ended September 30, 2010)	0.06	0.04
Third Quarter	(Ended June 30, 2010)	0.10	0.03
Second Quarter	(Ended March 31, 2010)	0.13	0.08
First Quarter	(Ended December 31, 2009)	0.16	0.07

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2011 there were approximately 69 record holders of our Common Stock. This does not include an indeterminate number of stockholders who may hold their shares in "street name" or in nominee form.

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

No options were granted nor were any exercised during the year ended September 30, 2011. There remain 7,940,000 options to purchase shares of Common Stock as of September 30, 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2011, 1,300,000 units with a value of $65,000 were subscribed by our 2 directors and an arm’s length investor. Each Unit consists of one (1) common share of the Company and one-half (1/2) warrant. Each full warrant offers the subscriber a call to purchase one (1) additional common share of the Company at US$0.075 per warrant before June 30, 2014. The issuance and sale of all of the securities above were exempt from registration under the Securities Act pursuant to exemptions provided by Section 4(2) of the Securities Act as a transaction by the Company not involving any public offering

There remains 95,935,047common stock issued and outstanding as of September 30, 2011

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms "Company," "AlphaRx" "we," "us," and "our," refer collectively to AlphaRx Inc., AlphaRx Canada Limited, our wholly owned subsidiary and 80% of AlphaRx International Holdings Limited.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

AlphaRx is a specialty pharmaceutical company dedicated to developing therapies to treat and manage pain. Prior to July, 2011, the business of the Company was focused on reformulating FDA approved and marketed drugs using its proprietary site-specific nano drug delivery technology. From 2000 until June 2011, substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan and believed that it would improve the Company’s performance. The new business plan narrowed down the Company’s focus to developing and commercializing 2 existing product candidates for the pain killer market segment.

Recent Developments

The Company’s nano drug delivery development business model was formed in 2000, substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan that it believed would improve the Company’s performance. The new business plan narrowed the Company’s focus to developing and commercializing 2 existing product candidates Indaflex and ARX8203 for the pain market.

To date, we have engaged in organizational activities, preparing ARX8203 for human trials; and expanding Indaflex sales. We have generated funding through the issuances of debt and private placement of common stock. We have not generated any substantial revenues and we do not expect to generate any substantial revenues in the near future. We may not be successful in developing our product candidates and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Principal products

Indaflex

Indaflex™ is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation currently in clinical development for the reduction of signs and symptoms associated with osteoarthritis of the knee. Arthritis is the most common chronic disease in North America and afflicts an estimated 10% of the world’s population. The active ingredient in Indaflex™, indomethacin, has a long-standing and proven clinical treatment record. Delivered through the skin using proprietary technology developed by AlphaRx, the companies believe Indaflex™ will have an attractive safety, tolerability and efficacy profile in comparison to oral treatments and other topical preparations. The side effects of the GI tract found with orally ingested NSAIDs will be dramatically reduced. This drug delivery vehicle significantly increases drug loading through a unique combination of polarity and hydrophobicity of the carrier components. Indaflex long-term market objective is to gain leadership in the anti-inflammatory topical cream/ointment arthritic and chronic joint/muscle pain relief market.

Indaflex is approved for sale in Mexico, but must undergo FDA approval for sale in United States and other countries. Indaflex is our only prescription drug at the clinical trial stage. We completed a Phase I human trial for Indaflex in Canada during March 2005.

Together with our former licensee Proprius Pharmaceuticals Inc. ("Proprius"), we completed Phase II clinical trials for Indaflex in March 2007. The randomized double-blind placebo and vehicle controlled trial, which included a six-week treatment period, was conducted on 233 patients with osteoarthritis of the knee. While the trial did not meet its primary endpoints, subgroup analyses of patients with moderate to severe pain and more impaired physical function at baseline showed positive trends in patients treated with Indaflex as compared to patients treated with either placebo or vehicle. Indaflex was demonstrated to be safe and well tolerated. Because we did not meet the primary endpoints, under the terms of the Licensing Agreement with Proprius we did not receive any milestone payments for this trial. On March 2008, Proprius was acquired by Cypress Bioscience Inc. (“Cypress”) and Cypress assumed Indaflex clinical development. Our agreement with Cypress expired on June 28, 2010.

ARX-8203

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

Over the last 12 months we have made significant progress in moving ARX8203 toward clinical application. Sufficient amount of ARX8203 is being synthesized for the planned clinical trial. The Company is planning to conduct a POC (Proof of Concept) human trial as soon as practicable, anticipating that the POC human trials will enroll 90 patients in 3 arms (ARX8203 vs. comparator), whereby the primary endpoint will be safety (cumulative incidence of gastric ulcers) as assessed by endoscopy. With an estimated 15 million Americans taking prescription NSAIDs for arthritis, and an estimated 68 million prescriptions a year being written for these products, according to the FDA, the market for NSAIDs is strong. Prolonged use of NSAID’s has been associated with a high incidence of gastro-intestinal ulcers. There will be a robust market for new drugs without the serious G.I. side-effects which prolonged use of current NSAID’s risk.

We intend to perform the regulatory filings with FDA and AlphaRx owns all the regulatory licenses for Indaflex and ARX-8203. However, we may manufacture these two products under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue.

Requirement for Additional Capital

We estimate that we will need approximately an additional $5M to $10M over the next 18 months for further development of our drug pipeline. These additional funds, if raised, will enable us to perform IND enabling Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing Investigational New Drug Application (“IND”) with the US FDA on our drug candidates and to conduct clinical trials thereafter.

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

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2011 and 2010 and the quarterly results of operations for the past two years:

Year Ended September 30	2011 $	2010 $
Net Sales	183,503	326,345
Net Loss	(265,786)	(728,038)
Net Loss Per Share	(0.003)	(0.01)

Three Months Ended	Sep 30 2011 $	June 30 2011 $	Mar 31 2011 $	Dec 31 2010 $	Sep 30 2010 $	June 30 2010 $	Mar 31 2010 $	Dec 31 2009 $
Net Sales	77,417	31,866	51,390	22,830	180,432	45,623	48,720	51,570
Net Income (Loss)	150,078	(106,655)	(111,753)	(197,456)	(242,109)	(157,366)	(206,078)	(122,518)
Net (Income) Loss per Share (1)	0.002	(0.001)	(0.001)	(0.002)	(0.01)	(0.01)	(0.01)	(0.00)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS

Year ended September 30, 2011 as compared to year ended September 30, 2010

Revenues

Revenues totaled $183,503 for the year ended September 30, 2011 as compared to $326,345 generated for the year ended September 30, 2010, a decrease of $142,842 or about 43.77% . Royalties from Indaflex sales in Mexico decreased to $158,166 from $242,309 generated for the same period a year ago based on a decreased in the minimum royalty payment compared to previous year. We also generated $25,337 in consulting revenues related to product research on behalf of one of our customers during the year ended September 30, 2011 as compared to $84,036 generated for the year ended September 30, 2010, a decrease of $58,699 or about 69.85% . We anticipate generating both royalty revenues and consulting revenues in the new fiscal year.

General and Administrative Expenses

General and administrative expenses were $374,676 for the year ended September 30, 2011 as compared to $795,416 incurred for the same period a year ago, a decrease of $420,740 or about 52.90% .

Stock based compensation was $26,540 for the year ended September 30, 2011 as compared to $262,090 in 2010, a decrease of $235,550 or about 89.87% . There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2011. We anticipate issuance of additional options and warrants in the future, which may result in stock based compensation expense and warrant amortization expense.

General and administrative salary and consulting fees totalled $192,000 for the year ended September 30, 2011 as compared to $174,073 incurred for the same period a year ago, an increase of $17,927 or about 10.30% . Head count in the general and administrative category with 2 full time and 1 part time staff.

We incurred $10,480 in investor relations expenses for the year ended September 30, 2011 as compared to $6,777 incurred in the same period a year ago, an increase of $3,703 or about 54.64% .

We realized a foreign exchange gain of $30,440 for the year ended September 30, 2011 as compared to a foreign exchange loss of $27,408 generated during the same period a year ago, an increase of $57,848 between years.

We incurred travel expenses of $60,854 for the year ended September 30, 2011 as compared to $67,037 incurred during the same period a year ago, a decrease of $6,183 or about 9.20% . Increased travel particularly to China because of the expansion to china market.

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

We incurred $16,609 in research and development expenses during the year ended September 30, 2011 as compared to $151,165 incurred in the same period a year ago, a decrease of $134,556 or about 89%.

Research and development staff costs and external consulting services totalled $9,902 for the year ended September 30, 2011 as compared to $86,822, a decrease of $76,920 or about 88.59% . Salary reductions and reduced external consulting services served to reduce this expense when compared to prior year.

Finally equipment leasing for research and development activities totalled $352 during the year ended September 30, 2011 as compared to $2,194, a reduction of $1,842 or about 83.96% . All equipment leases have come to the end of their lease term during the year ended September 30, 2010.

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

Depreciation Expense

Depreciation expense totalled $33,698 for the year ended September 30, 2011 as compared to $39,503 incurred for the same period a year ago, a decrease of $5,805 or about 14.70% .

Interest Expense

We incurred $103,872 in net interest expense during 2011 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $92,062 incurred during 2010 an increase of $11,810 or about 12.83% . We will continue to seek funding in the form of Promissory Notes, which will result in ongoing interest expense until more permanent equity or other forms of funding are sourced.

Loss from Continuing Operations and Net Loss

As a result of the above revenues and expenses, we incurred a loss from continuing operations of $262,060 for the year ended September 30, 2011 as compared to $751,801 incurred loss for the same period a year ago, a decrease of $489,741 or about 65.14% . Revenues decreased by $142,842 and expenses decreased by $549,291 in the year ended September 30, 2011 as compared to the previous year.

Cumulative Translation Adjustment and Comprehensive Loss

The cumulative translation adjustment (“CTA”) stems from unrealized foreign exchange gains and losses resulting from translation of foreign currency subsidiaries into U.S. dollars. Although the CTA is reflected in the statement of operations, it is reflected after the net loss and flows into stockholders’ equity/ (deficiency) directly. The CTA was a $3,726 loss for the year ended September 30, 2011 as compared to a gain of $33 for the year ended September 30, 2011. Netting the CTA against the Net Loss for the year results in comprehensive loss of $(265,041) for the year ended September 30, 2011 as compared to a comprehensive loss of $(728,038) incurred for the year ended September 30, 2010.

Liquidity And Capital Resources

At September 30, 2011, we had a working capital deficiency of approximately $1,286,815 as compared to a working capital deficiency of $1,146,910 as at September 30, 2010. We have licensing arrangements with Andromaco which provides our royalty of our products. We also generate certain consulting revenues from time to time in conjunction with our research and development. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced partners in order to expand our revenue base.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2011	2012	2013	2014	2015
Operating Lease Obligations	$2,705	$5,882	$-	-	-
Notes Payable (1)	856,908	-	-	-	-
Total	$859,613	$5,882	$-	-	-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the fiscal years ending September 30, 2011 and 2010, required by Item 7 are set forth on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2010, Schwartz Levitsky Feldman LLP ("SLF") resigned as the independent accountant of AlphaRx, Inc. (the "Company"). The Board of Directors acting in the capacity of an audit committee approved the dismissal of SLF.

SLF’s reports on the Company’s financial statements for the years ended September 30, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the reports for both years indicated that the Company is under development, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. Accordingly, such reports indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

On December 17, 2010, the Company’s Board of Directors acting in the capacity of an audit committee engaged Albert Wong & Co. ("AWC") as the Company’s new independent accountant to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended September 30, 2009 and 2008 and through November 15, 2010, neither the Company, nor anyone acting on its behalf, consulted with AWC regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that AWC concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Position	Term
Michael M. Lee	48	Chairman of the Board of Directors Chief Executive Officer, Chief Financial Officer	since 8/8/1997
Sandro Persia	41	Secretary/Treasurer
Dr. David Milroy	60	Director	since 4/15/2003
Dr. Ford Moore	60	Director	Since 4/15/2003

Michael M. Lee: Mr. Lee is a founder of the Company. Mr. Lee has over 15 years of business experience in the areas of high tech development, marketing and corporate finance. Mr. Lee holds a B.Sc. in Applied Mathematics from the University of Western Ontario. Mr. Lee founded the company in August 1997.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company’s Chief Executive Officer for the fiscal years ended September 30, 2011, 2010 and 2009 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

				LONG TERM
NAME AND				COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	SECURITIES
				UNDERLYING
				OPTION (#)
Michael M. Lee President & C.E.O.	2011	120,000	0	0
	2010	120,000	0	0
	2009	50,504	0	0

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth certain information regarding exercises of stock options during the fiscal year ended September 30, 2011 by the named executive officers. Value of unexercised options is considered to be the difference between exercise price and market price of $0.06 per share on September 30, 2011. No options were exercised by the named executive officers during fiscal 2011.

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

Equity Compensation Plan Information

Number of securities remaining
available
	Number of Securities to be issued	Weighted- Average Exercise	for future issuance under equity
	upon exercise of	Price of	compensation plans
	outstanding options, warrants, and	outstanding options, warrants,	(excluding securities reflected in
	rights	and rights	the first two columns

Equity Compensation Plans Approved by Security Holders	7,940,000	$0.155	4,310,000 *
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total**	7,940,000	$0.155	4,310,000

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

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company’s Common Stock. The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of September 30, 2011 there were 95,935,047 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class
Michael Lee (1)	19,089,689 shares	19.90%
Ford Moore (3)	4,558,179 shares	4.75%
David Milroy (3)	2,956,933 shares	3.08%
Sandro Persia (2)	18,000 shares	0.02%
All directors and officers as a group (4 persons)	26,622,801 shares	27.75%

(1) Director and Officer; (2) Officer; (3) Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Lee, CEO and director loaned us $9,540 during the year ended September 30, 2011. Interest accrued on all loans outstanding to Mr. Lee totalled $17,509 as of September 30, 2011. The Company also repaid $3,816 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2011 we incurred $14,000 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $22,600 for the year ended September 30, 2010.

Audit-Related Fees: For the years ended September 30, 2011 and 2010 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2011 and September 30, 2010 we incurred NIL tax fees with our principal accountants.

All Other Fees: For the year ended September 30, 2011 we incurred NIL in other fees with our principal accountants related to our application to the Toronto Stock Exchange – Venture market (for the year ended September 30, 2009 we incurred $1,613).

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

DATED: December 9, 2011

ALPHARx, INC.

By: /s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: December 9, 2011

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
SEPTEMBER 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AlphaRx, Inc.

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2011 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidation values.

ALBERT WONG & CO
Hong Kong, China	Certified Public Accountants
December 9, 2011

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND, 2010
(All amounts in US Dollars)

	2011	2010
CURRENT ASSETS
Cash and Cash Equivalents	$30,386	$16,264
Accounts Receivable (Note 3)	44,741	147,839
Deferred Financing Cost	25,000	0
Prepayment	1,942	0
TOTAL CURRENT ASSETS	102,069	164,103

PROPERTY, PLANT and EQUIPMENT, net (Note 4)	9,790	43,078

TOTAL ASSETS	111,859	207,181

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (Note 5)	531,975	520,342
Notes Payable (Note 6)	856,909	790,671
Deferred Revenue	0	0
TOTAL CURRENT LIABILITIES	1,388,884	1,311,013

Going Concern (Note 1)
Commitments (Note 8)
Related Party Transactions (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value, Authorized: 250,000,000 shares; Issued and outstanding September 30, 2011: 95,935,047 and 2010: 94,635,047(Notes 9,11,12)	9,594	9,464
Additional paid-in capital	17,593,112	17,500,855
Deficit	(19,045,635)	(18,789,891)
Accumulated Other Comprehensive Loss	(5,265)	(2,284)
Non-controlling Interest (Note 7)	171,169	178,024

TOTAL DEFICIENCY	(1,277,025)	(1,103,832)

TOTAL LIABILITIES AND DEFICIENCY	$111,859	$207,181

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
(All amounts in US Dollars)

	2011	2010
License Fees and Royalties	$158,166	$242,309
Consulting Revenues	25,337	84,036
TOTAL REVENUES	183,503	326,345
General and Administrative Expenses	374,676	795,416
Research and Development Expenses	16,609	151,165
Depreciation	33,698	39,503
LOSS FROM OPERATIONS	(241,480)	(659,739)
OTHER INCOME
Other Income	83,292	-
OTHER EXPENSES
Interest Expense, net	(103,872)	(92,062)
LOSS BEFORE INCOME TAXES	(262,060)	(751,801)
Income Tax (Note 10)	-	-
Net Loss	(262,060)	(751,801)
Translation Adjustment	(3,726)	33
Comprehensive Loss	(265,786)	(751,768)
Less: Comprehensive Loss attributable to Non-Controlling Interests	(745)	23,730
Comprehensive Loss Attributable to AlphaRx Inc. Stockholders	(266,531)	(728,038)
Per Share Data
Net Loss Per Share, basic and diluted	$(0.003)	$(0.008)
Weighted Average Number of Common Shares Outstanding	94,802,444	94,635,047

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
(All amounts in US Dollars)

	Common Stock
				Accumulated		Total
			Additional	Other		AlphaRx Inc.	Non-
	Number of		Paid in	Comprehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency
Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	$(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Share based compensation			26,540			26,540		26,540
Stock issued	1,300,000	130	64,870			65,000		65,000
Foreign Currency Translation				(2,981)		(2,981)	(745)	(3,726)
Non- controlling interest							(15,542)	(15,542)
Net Loss for the period					(246,518)	(246,518)		(246,518)
Translation adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of September 30, 2011	95,935,047	$9,594	$17,593,112	$(5,265)	$(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
(All amounts in US Dollars)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(262,060)	$(751,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,698	39,503
Stock based compensation	26,540	262,090
Changes in assets and liabilities:
Prepaid	(1,941)	-
Deferred Financing Cost	(25,000)	-
Decrease/(Increase) in Accounts Receivable	103,098	(105,509)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	11,633	105,473
Accrued Interest on Notes Payable	152,377
Increase (Decrease) in Deferred Revenue	-	(35,000)
Non-Controlling Interest	(6,855)	99,511
NET CASH USED IN OPERATING ACTIVITIES	31,490	(385,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery and Equipment	(409)	(4,344)

NET CASH USED IN INVESTING ACTIVITIES	(409)	(4,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	64,870	186,916
Additional Paid-In Capital	847
Issuance (repayment) of Notes Payable, net	(86,138)	205,387

NET CASH PROVIDED BY FINANCING ACTIVITIES	(20,421)	392,303

Effect of exchange rate changes on cash and cash equivalents	3,462	32
NET INCREASE (DECREASE) IN CASH	14,122	2,258
CASH and cash equivalents, beginning of year	16,264	14,006

CASH and cash equivalents, end of year	$30,386	$16,264

SUPPLEMENTARY DISCLOSURE:

Income Tax Paid	$-	$-
Interest Paid	$754	$2,119

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

Cash and Cash Equivalents

Cash includes cash on hand, and amounts on deposit with banks. Cash equivalents include any other highly liquid cash investments purchased with maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2011 and 2010 the Company had only cash on deposit and petty cash on hand.

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

Revenue Recognition

Revenues related to license fees and royalties are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Should there be any future obligations or deliverables related to the license fees, revenue is deferred and recognized only when those obligations and or deliverables have been satisfied. Any advance payments or deposits received in relation to license fees and other fees are deferred until those obligations or deliverables have been satisfied. Royalty payments are not received in advance but rather, are paid to the Company based on previous period sales by licensees. Royalty revenue is accrued in the period earned based on estimates or actual licensed sales during the period in question. Consulting revenues are recognized as the services are rendered to the customer, and invoiced a periodic basis or upon completion of the consulting services depending on contract terms and conditions.

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

Recent Issued Standards

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 3. ACCOUNTS RECEIVABLE

	2011	2010
Trade Accounts Receivable	$43,470	$142,611
Other Accounts Receivable	1,271	5,228
	$44,741	$147,839

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated. No reserve for bad debts was established as at September 30, 2011 and 2010 as all amounts were deemed collectible.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

	2011	2010
Leasehold Improvements	$-	$-
Furniture and Fixtures	-	10,870
Machinery and Equipment	18,075	181,060
COST	18,075	191,930
Less: Accumulated depreciation/amortization
Leasehold Improvements	-	-
Furniture and Fixtures	-	10,093
Machinery and Equipment	8,285	138,759
	8,285	148,852
NET	$9,790	$43,078

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2011	2010
Accounts Payable	$491,392	$474,236
Accrued Liabilities for services rendered but not invoiced as of September 30, 2011 and 2010:
Professional services (legal, audit, financial)	40,583	46,106
Management Salary	-	-
Other	-	-
	$531,975	$520,342

NOTE 6. NOTES PAYABLE

The Company and its subsidiaries issued $1,908 and $191,749 in promissory notes, net of repayments during the year ended September 30, 2011 and 2010 respectively. The newly issued and existing promissory notes bear interest at rates of 8% - 12% per annum and are repayable on or before the first anniversary date of issuance. Included in Promissory Notes payable are $65,687 in Notes Payable including accrued interest of $17,509 to Michael Lee – CEO at September 30, 2011.

(As at September 30, 2010 Notes Payable plus accrued interest of $12,198 owing to Mr. Lee totalled $43,246). See also Related Party Transactions Note 14.

September 30,	2011	2010	2009
Promissory Notes Issued and outstanding,	$654,305	$663,765	520,551
net of repayments and conversions:
Interest accrued	202,604	126,906	64,733
Promissory Notes Payable	$856,909	$790,671	585,284

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

NOTE 8. COMMITMENTS

The Company leases scientific research and development equipment, its main premises on a month-to-month basis and an automobile all on an operating lease basis. The aggregate minimum annual and total payments due under these operating leases are as follows:

As of September 30,	2011	2010	2009
2010	$-	6,431	23,923
2011	2,705	14,313	10,911
2012	5,882	-	-
TOTAL	$8,587	$20,744	34,834

NOTE 9. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock. As of September 30, 2011, there were 95,935,047 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share.

On September 30, 2011, the Company issued 1,300,000 shares of Common Stock to Mr. Ford Moore, Mr. David Milroy, and Mr. Paul Dowell as private placement subscription for the 2011 fiscal. During the year ended September 30, 2010 the Company issued 2,263,855 shares of Common Stock to President & CEO, Mr. Michael Lee as compensation for the 2010 fiscal.

Net Loss per share of Common Stock is not based on diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 7,390,150 shares of Common Stock and options outstanding to purchase 7,940,000 shares of Common Stock as at September 30, 2011. On a fully diluted basis there would be 111,265,197 shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. Refer to Notes 12 and 13 respectively for more details on options and warrants. (As at September 30, 2010 there would have been 115,635,197 shares outstanding on a diluted basis if all outstanding warrants and options were exercised).

NOTE 10. INCOME TAXES

The regional sources of tax losses for the years ended September 30, 2011 and 2010 were as follows:

	2011	2010
North America	$(262,060)	$(532,047)
Outside North America	-	(27,267)
	$(262,060)	$(559,314)

Tax losses by year of origin and year of expiry are as follows:

Year of	United	Year of		Year of	Outside	Year of
Origin	States	Expiry	Canada	Expiry	North	Expiry
					America
1998	$212,899	2018
1999	795,878	2019
2000	6,179	2020
2001	292,351	2021
2002	1,017,792	2022
2003	1,189,476	2023
2004	790,108	2024
2005	2,166,634	2025	732,448	2015
2006	1,764,202	2026	682,619	2016	205,123	2013
2007	1,530,976	2027			293,528	2014
2008	1,266,180	2028			99,852	2015
2009	208,940	2029	97,040	2019	78,953	2016
2010	477,350	2030	54,697	2020	27,267	2017
2011	77,922	2031	184,138	2021	-
TOTAL	$11,796,887		$1,750,942		$704,723

CONSOLIDATED TAX LOSSES				$14,252,552

The tax effect of material temporary differences representing deferred tax assets is estimated as follows:

	2011	2010
Deferred tax assets:
North America	$4,674,001	$5,124,138
Outside North America	105,708	105,708
Sub-total	4,779,709	5,229,846
Less Valuation allowance	(4,779,709)	(5,229,846)
Net deferred tax assets	-	-

The valuation allowance as of September 30, 2011 and 2010 totalled $4,779,709 and $5,229,846 respectively which consisted primarily of established reserves for deferred tax assets on non-capital operating loss carry forwards for our entities in United States and our foreign entities. The tax rates being used to determine deferred tax assets are estimated at 34.5% for North America and 15% for outside North America.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2011	2010
Combined Statutory Rates	31.3%	31.3%
Non-deductible expenses	(9)	(9)
Change in valuation allowance	(22.3)	(22.3)
Effective tax rate	0%	0%

As of September 30, 2011 and 2010 the Company had no unrecognized tax benefits and as such required no adjustments to the financial statements. The Company records any interest and penalties related to tax matters within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s US and Canadian tax returns are subject to examination by respective tax authorities. Generally tax years 2007 – 2010 remain open to examination by those respective tax authorities. (IRS in the United States and Canada Customs and Revenue Agency in Canada).

NOTE 11. STOCK OPTION PLANS

No options were granted nor were any exercised during the year ended September 30, 2011. There remains 7,940,000 options to purchase shares of Common Stock as of September 30, 2011.

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

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. During fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012. The table below reflects remaining contractual life of the options as of September 30, 2011.

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

	Number			Share
2008 Stock	Granted,			Price on		Remaining
Incentive Plan	(exercised),		Exercise	Date of	Expiry	Contractual
	(cancelled) or	Date	Price $	Grant $	Date	Life (Years)
	(expired)
	12,720,000	15/11/2004	0.15	0.11	6/30/2012	0.75
	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	0.75
	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0.75
	390,000	8/2/2005	0.15	0.14	6/30/2012	0.75
	100,000	5/25/2005	0.13	0.13	6/30/2012	0.75
	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0.75
Total Grant	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.26
Cancelled	6,320,000	9/30/2011	-	-	-	-
Total	7,940,000
Weighted Average of Options Remaining			0.15			0.74

NOTE 12. WARRANTS

On August 3, 2011, the Company issued 400,000 warrants to purchase 400,000 shares of Common Stock at $0.075 per share expiring on June 30, 2014, and on September 13, 2011, the Company issued 250,000 warrants to purchase 250,000 shares of Common Stock at $0.075 per share expiring on June 30, 2014.

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

As at September 30, 2011 there were 7,390,150 warrants issued and outstanding. Additional details regarding warrant activity and warrants outstanding as of September 30, 2011 and 2010 are seen in the table below.

Outstanding	Weighted	Weighted
as at	Average	Average
September	Exercise	Contractual
30, 2008	Price	Life (Years)
7,260,000	$ 0.1	0.75
Activity during fiscal 2009 and 2010
(2,260,000)	Expired during fiscal 2009
3,000,000	Granted in exchange for advisory services April 1, 2009 @ $0.03 per share
8,000,000	Balance September 30, 2009
(5,000,000)	Expired during fiscal 2010
3,740,150	Granted in exchange for advisory services April 12, 2010 @ $0.085 per share
6,740,150	Balance September 30, 2010
650,000	Granted in Private Placement @ 0.075 per share
7,390,150	Balance September 30, 2011

			Share
Outstanding			Price
as at			on		Remaining
September		Exercise	Grant	Expiry	Contractual
30, 2011	Issue Date	Price $	Date $	Date	Life (Years)	Reason for Issuance
400,000	8/3/2011	0.075	0.04	6/30/2014	2.75	Issued in exchange for Private Placement.
250,000	9/13/2011	0.075	0.05	6/30/2014	2.75	Issued in exchange for Private Placement.

	Weighted	Weighted
	Average	Average
	Exercise	Contractual
Total	Price	Life (Years)
7,390,150	0.06	3.043

NOTE 13. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding during the year from one director. Mr. Lee, CEO and director loaned the Company $9,540 during the year ended September 30, 2011. Interest accrued on all loans outstanding to Mr. Lee (the only loans remaining from directors) totalled $17,509 as of September 30, 2011. The Company also repaid $3,816 in principal to extinguish one of the Promissory Notes owing to Mr. Lee during fiscal 2011. The total loan amounts including accrued interest owing to Mr. Lee as of September 30, 2011 was $65,687.

NOTE 14. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

The Company derived revenues from royalties and from consulting services for the year ended September 30, 2011 and 2010.

	Years ended September 30,
Revenue Stream	2011	2010
Third Party Royalties (Mexico)	158,166	242,309
Consulting Fees (North America)	25,337	84,036
Total Revenues	$183,503	$326,345

Long Lived Assets

	Years ended September 30,
Long Lived Assets	2011	2010
North America	$9,790	$43,079
Asia		-
Total Long Lived Assets	$9,790	$43,079

NOTE 15. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 16. SUBSEQUENT EVENTS

Management has reviewed subsequent events through the date of filing the Annual Report on Form 10-K that includes these consolidated financial statements with the US Securities and Exchange Commission. There were no material subsequent events since December 9, 2011(audit completion date) that would require recognition or note disclosure in these financial statements.