Form 10-Q
period 2011-12-31
ALPHARX INC
filed 2012-02-07
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: December 31, 2011

OR

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

Commission File Number: 000-030813

AlphaRx, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	98-0416123
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

31/F, Tower One, Times Square
1 Matheson Street, Causeway Bay, Hong Kong
(Address of principal executive offices)

Registrant's telephone number, including area code: (852) 2824-8716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of outstanding shares of registrant's Common Stock on February 6, 2012 was 95,935,047.

ALPHARX, INC.

FORM 10-Q

December 31, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND SEPTEMBER 30, 2011
(All amounts in US Dollars)

	December 31,	September 30,
	2011	2011
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS

Cash and Cash Equivalents	$14,190	$30,386
Accounts Receivable	10,171	44,741
Deferred Financing Cost	25,000	25,000
Prepaid	686	1,942
TOTAL CURRENT ASSETS	50,047	102,069

PROPERTY, PLANT and EQUIPMENT, net	5,733	9,790

TOTAL ASSETS	55,780	111,859

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	533,076	531,975
Notes Payable (Note 3)	876,287	856,909
Deferred Revenue	-	-
TOTAL CURRENT LIABILITIES	1,409,363	1,388,884

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
September 30 and December 31, 2011- 95,935,047 (Notes 5-7)	9,594	9,594

Additional paid-in capital	17,593,112	17,593,112
Deficit	(19,120,908)	(19,045,635)
Accumulated Other Comprehensive Loss	(3,179)	(5,265)
Non-controlling Interest	167,798	171,169
TOTAL DEFICIENCY	(1,353,583)	(1,277,025)

TOTAL LIABILITIES AND DEFICIENCY	$55,780	$111,859

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED December 31, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended	3 months ended
	December 31,	December 31,
	2011	2010

License Fees and Royalties	$35,683	$22,830
TOTAL REVENUES	35,683	22,830

General and Administrative Expenses	90,182	169,728
Research and Development Expenses	-	13,646
Depreciation	654	9,654
LOSS FROM OPERATIONS	(55,153)	(170,198)

OTHER INCOME
OTHER EXPENSES
Interest Expense, net	(24,013)	(25,055)

LOSS BEFORE INCOME TAXES	(79,166)	(195,253)

Income Tax	-	-

NET LOSS	(79,166)	(195,253)
Net Income/Loss attributable to Non-controlling interest	3,893	3,902
Net Loss Attributable to AlphaRx Inc. Stockholders	(75,273)	(191,351)

Comprehensive Loss
Net Loss	(79,166)	(195,253)
Translation Adjustment	2,608	(2,203)
Comprehensive Loss	(76,558)	(197,456)
Less: Comprehensive Loss/Income attributable to
Non-controlling interests	(522)	441
COMPREHENSIVE LOSS ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(77,080)	$(197,015)

Net Loss per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$(0.001)	$(0.002)
Weighted Average Number of Common Shares Outstanding	95,935,047	94,635,047

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED December 31, 2011
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock

				Accumulated		Total AlphaRx
			Additional	Other Com-		Inc.	Non-
	Number of		Paid in	prehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	$(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Warrants issued for services			26,540			26,540		26,540

Stock issued for services	1,300,000	130	64,870			65,000		65,000
Foreign Currency Translation				(2,981)		(2,981)	(745)	(3,726)
Non- controlling interest							(15,542)	(15,542)

Net Loss 2011					(246,518)	(246,518)		(246,518)

Translation Adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of September 30, 2011	95,935,047	$9,594	$17,593,112	$(5,265)	(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)
Foreign Currency Translation				2,086		2,086	522	2,608
Non- controlling interest							(3,893)	(3,893)
Net Loss for the Period					(75,273)	(75,273)		(75,273)
Balance as of December 31, 2011	95,935,047	$9,594	$17,593,112	$(3,179)	$(19,120,908)	$(1,521,381)	$167,798	$(1,353,583)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)
(All amounts in US Dollars)

	3 months	3 months
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(79,166)	$(195,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	654	9,654
Prior period adjustment	-	1,051
Machinery & Equipment written off	3,402	-
Non-Controlling Interest	(1,285)	-
Changes in assets and liabilities:
Decrease (Increase) in prepayment	1,257	-
Decrease (Increase) in accounts receivable	34,570	54,551

(Decrease) Increase in accounts payable and accrued liabilities	1,101	82,543
(Decrease) Increase in accrued interest on notes payable	46,220	46,333

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES	6,753	(1,121)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Machinery & Equipment	-	65

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	65

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of Notes Payable, net	(26,842)	3,519

NET CASH PROVIDED BY FINANCING ACTIVITIES	(26,842)	3,519

Effect of exchange rate changes on cash and cash equivalents	3,893	(2,203)

NET INCREASE (DECREASE) IN CASH	(16,196)	260

CASH, and cash equivalents, beginning of period	30,386	16,264

CASH, and cash equivalents, end of period	$14,190	$16,524

SUPPLEMENTARY INFORMATION

Taxes Paid	$0	$0
Interest Paid	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(UNAUDITED)

NOTE 1. NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARx, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 7, 1997. The Company was engaged in the development of proven therapies by reformulating FDA approved and marketed drugs using its proprietary drug delivery technology. On November 4, 2011 the Company terminated its drug development business and to pursue acquisition opportunities in digital media with an intense focus on China.

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

NOTE 3. NOTES PAYABLE

The Company repaid $25,200 in promissory notes during the three months ended December 31, 2011. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2011 there were 95,935,047 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

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

During the three months ended December 31, 2011, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at December 31, 2011 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	0.5
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	0.5
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0.5
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	0.5
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	0.5
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0.5
Total	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000	-	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.008
Cancelled	(6,320,000)	9/30/2011	-	-	-	-
Total	7,940,000	As at December 31, 2011
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			0.49

The Company has adopted the fair value accounting for employee stock options. The Company did not record any stock based compensation expense during the three months ended December 31, 2011. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There was no warrant exercised nor issued during the three months ended December 31, 2011. The Company has the following warrants outstanding to purchase shares of Common Stock as of December 31, 2011:

Outstanding as at December 31, 2011	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	2.25	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	3.28	Issued in exchange for financial advisory services.
400,000	8/3/2011	0.075	0.04	6/30/2014	2.50	Issued in exchange for
						Private Placement.
250,000	9/13/2011	0.075	0.05	6/30/2014	2.50	Issued in exchange for Private Placement
Total		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)
7,390,150		$ 0.06			2.793

NOTE 8: RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $49,656 including accrued interest of $19,536 as of December 31, 2011. The directors did not loan any funds to the Company during the three months ended December 31, 2011. These promissory notes bear interest at 12% per annum and are unsecured.

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

NOTE 13. SUBSEQUENT EVENTS

On January 23, 2012, Michael Lee, President & CEO of the Company agreed to forgo an aggregate of $117,300 of accrued salaries owed to him by AlphaRx. The Company has evaluated all other subsequent events through February 6, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements other than aforementioned events.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2011. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

General

ALPHARx, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 7, 1997. The Company was engaged in the development of proven therapies by reformulating FDA approved and marketed drugs using its proprietary drug delivery technology. On November 4, 2011 the CEO, Board and management adopted a corporate development strategy that will shift the primary business of the Company from drug development to pursuing acquisition opportunities in digital media with an intense focus on China. There can be no assurance that the Company will find a suitable acquisition opportunity or consummate an acquisition in digital media.

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

On November 4, 2011 we adopted a corporate development strategy which terminated our drug development business and to pursue acquisition opportunities in digital media with an intense focus on China. There can be no assurance that the Company will find a suitable acquisition opportunity or consummate an acquisition in digital media.

Overview of Results of Operations

Three Months Ended	Dec 31 2011 $	Sep 30 2011 $	Jun 30 2011 $	Mar 31 2011 $	Dec 31 2010 $	Sep 30 2010 $	Jun 30 2010 $	Mar 31 2010 $
Net Sales	35,683	77,417	31,866	51,390	22,830	180,432	45,623	48,720
Net Income (Loss)	(79,166)	150,078	(103,753)	(113,657)	(191,351)	(242,109)	(157,366)	(206,078)
Net Income (Loss) per Share1)	(0.001)	0.002	(0.001)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

The Company incurred a net loss of $79,166 for the three month period ended December 31, 2011 as compared to a net loss of $195,252 incurred for the same period a year ago, a decrease of $116,086. Revenues during the three months ended December 31, 2011 were about $12,853 more than in the previous period; general and administrative expenses and research development expenses were about $90,182 and $93,192 less than in previous period respectively. These two items were the primary cause for the decrease in net loss between periods.

Revenues

Total revenues for the three-month period ended December 31, 2011 were $35,683 as compared to $22,830 generated for the same period a year ago, an increase of $12,853 or about 56%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $90,182 for the three month period ended December 31, 2011 as compared to $169,728 incurred for the same period a year ago, a decrease of $79,546 or about 47%. The decrease is primarily due to cut down of professional fees, salary and insurance costs.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2011 were $0 as compared to $13,646 incurred for the same period a year ago, a decrease of $13,646 or about 100%. The Company terminated its drug development business on November 11, 2011 and does not currently foresee any R&D expenses in the near future.

Depreciation

Depreciation totalled $654 for the three months ended December 31, 2011 as compared to $9,654 incurred during the same period a year ago, a decrease of $9,000 or about 93%. Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Loss from operations were $55,153 for the three months ended December 31, 2011 as compared to a net loss of $170,198 incurred for the same period a year ago, a decrease of $115,045 or about 68%.

Interest Expense

Interest expense for the three months ended December 31, 2011 was $24,013 as compared to interest expense of $25,054 generated during the same period a year ago. The decrease is due to the repayment of promissory notes.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $522 for the three months ended December 31, 2011 as compared to a non-controlling interest loss of $441 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Loss

As a result of the above mentioned revenue and expense items, we incurred a net loss of $79,166 for the three months ended December 31, 2011 as compared to a net loss of $195,252 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2011 the Company had a working capital deficiency of $1,359,316 as compared to a working capital deficiency of $1,286,815 as at September 30, 2011. The Company has also increased its stockholders’ deficiency to $1,353,583 as at December 31, 2011 compared to a stockholders’ deficiency of $1,277,025 as at September 30, 2011. We did not issue any stock during the three months ended December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the three months ended December 31, 2011. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2011. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2011 that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2011, the Company filed a Statement of Claim (the “Claim”) in the Ontario Superior Court of Justice (the “Court”) against 2 former scientists of the Company for violations of the Company’s policies and procedures, and breach of fiduciary duty. The Claim was conditionally settled on January 11, 2012.

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
  The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 contained a going concern explanatory paragraph.

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

  On November 4, 2011 we adopted a corporate development strategy which terminated our drug development business and to pursue acquisition opportunities in digital media with an intense focus on China. There can be no assurance that we will find a suitable acquisition opportunity or consummate an acquisition in digital media.
  We may have insufficient resources to cover our operating expenses and the expenses of pursuing an acquisition and, if necessary, effecting our dissolution and liquidation.
  Subsequent to our consummation of an acquisition, we may be required to subsequently take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
  We may issue shares of our capital stock to complete an acquisition, which may reduce the relative ownership of our shareholders and cause a change in control of our ownership.
  We may incur significant indebtedness in order to consummate an acquisition.

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

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of December 31, 2011:

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

We did not issue nor sell any equity securities during the three months ended December 31, 2011.

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

DATED: February 7, 2012

ALPHARx INC.

By: /S/ Michael M. Lee
Michael M. Lee,
Chief Executive Officer

Directors:

By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
Dr. David Milroy, Director

By: /S/ Ford Moore
Dr. Ford Moore, Director