Form 10-Q
period 2012-03-31
ALPHARX INC
filed 2012-05-08
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2012

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

Registrant’s telephone number, including area code: (852) 2824-8716

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

Yes [  ]          No [X]

The number of outstanding shares of registrant’s Common Stock on May 7, 2012 was 95,175,047.

See condensed notes to interim consolidated financial statements

ALPHARX, INC.

FORM 10-Q

March 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND SEPTEMBER 30, 2011
(All amounts in US Dollars)

	March 31,	September 30,
	2012	2011
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS

Cash and Cash Equivalents	$9,138	$30,386
Accounts Receivable	15,984	44,741
Deferred Financing Cost	20,000	25,000
Prepaid	4,222	1,942
TOTAL CURRENT ASSETS	49,344	102,069

PROPERTY, PLANT and EQUIPMENT, net	4,895	9,790

TOTAL ASSETS	54,239	111,859

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	437,159	531,975
Notes Payable (Note 3)	914,826	856,909
Deferred Revenue	-	-
TOTAL CURRENT LIABILITIES	1,351,985	1,388,884

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value, Authorized: 250,000,000 shares; Issued and outstanding September 30, 2011- 95,935,047; March 31, 2012 - 95,175,047 (Notes 5-7)	9,518	9,594
Additional paid-in capital	17,561,746	17,593,112
Deficit	(19,029,865)	(19,045,635)
Accumulated Other Comprehensive Loss	(3,067)	(5,265)
Non-controlling Interest	163,922	171,169
TOTAL DEFICIENCY	(1,297,746)	(1,277,025)

TOTAL LIABILITIES AND DEFICIENCY	$54,239	$111,859

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED March 31, 2012 AND 2011
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended	3 months ended	6 months ended	6 months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Consulting Fee	$-	$25,015	$-	$25,015
License Fees and Royalties	30,948	26,375	66,631	49,205
Other Income	170,300	-	170,300	-
TOTAL REVENUES	201,248	51,390	236,931	74,220

General and Administrative Expenses	88,391	127,398	178,573	297,126
Research and Development Expenses	-	2,632	-	16,278
Depreciation	865	9,075	1,519	18,729
GAIN/(LOSS) FROM OPERATIONS	111,992	(87,715)	56,839	(257,913)

OTHER INCOME
OTHER EXPENSES
Interest Expense, net	(24,853)	(25,943)	(48,866)	(50,997)

GAIN/(LOSS) BEFORE INCOME TAXES	87,139	(113,658)	7,973	(308,910)

Income Tax	-	-	-	-

NET GAIN/(LOSS)	87,139	(113,658)	7,973	(308,910)
Net Income/(Loss) attributable to Non-controlling interest	3,904	3,889	7,797	7,791
Net Gain/(Loss) Attributable to AlphaRx Inc. Stockholders	91,043	(109,769)	15,770	(301,119)

Comprehensive Loss
Net Income/ (Loss)	87,139	(113,658)	7,973	(308,910)
Translation Adjustment	140	1,904	2,748	(299)
Comprehensive Gain/(Loss)	87,279	(111,754)	10,721	(309,209)
Less: Comprehensive (Loss)/Income attributable to Non-controlling interests	(28)	(381)	(550)	60

COMPREHENSIVE GAIN/ (LOSS) ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$87,251	$(112,135)	$10,171	$(309,149)

Net Gain/(Loss) per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$0.0009	$(0.001)	$0.0001	$(0.003)
Weighted Average Number of Common Shares Outstanding	95,175,047	94,635,047	95,175,047	94,635,047

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED March 31, 2012
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock
				Accumulated		Total
			Additional	Other		AlphaRx Inc.	Non-
	Number of		Paid in	Comprehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	$(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Warrants issued for services			26,540			26,540		26,540
Stock issued for services	1,300,000	130	64,870			65,000		65,000
Foreign Currency Translation				(2,981)		(2,981)	(745)	(3,726)
Non-controlling interest							(15,542)	(15,542)
Net Loss 2011					(246,518)	(246,518)		(246,518)
Translation Adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of September 30, 2011	95,935,047	$9,594	$17,593,112	$(5,265)	(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)
Warrants issued for Private Placement			6,558			6,558		6,558
Stock Issued for Private Placement	300,000	30	14,970			15,000		15,000
Stock cancelled for settlement	(1,060,000)	(106)	(52,894)			(53,000)		(53,000)
Foreign Currency Translation				2,198		2,198	550	2,748
Non-controlling interest							(7,797)	(7,797)
Net Loss for the Period					15,770	15,770		15,770
Balance as of March 31, 2012	95,175,047	$9,518	$17,561,746	$(3,067)	$(19,029,865)	$(1,461,668)	$163,922	$(1,297,746)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended	3 months ended	6 months ended	6 months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain/(Loss)	$87,139	$(113,658)	$7973	$(308,910)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	865	9,075	1,519	18,729
Stock based compensation	6,558	-	6,558	-
Prior period adjustment	-	83	-	(1,442)
Machinery & Equipment written off	(26)		3,376	-
Non-Controlling Interest	(3,764)	(3,509)	(5,049)	1,581
Changes in assets and liabilities:
Deferred Financing Cost	5,000		5,000
Decrease/(Increase) in prepayment	(3,536)	(99)	(2,280)	(99)
Decrease/(Increase) in accounts receivable	(5,813)	51,157	28,757	105,709
(Decrease)/Increase in accounts payable and accrued liabilities	(95,918)	1,422	(94,817)	83,968
(Decrease)/Increase in accrued interest on notes payable	44,179	45,159	90,399	88,861

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES	34,684	(10,370)	41,436	(11,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	-	(131)	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(131)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	(38,000)	-	(38,000)	-
Additional Paid-in Capital	-	-	-	847
Issuance (repayment) of Notes Payable, net	(5,639)	516	(32,481)	3,234

NET CASH PROVIDED BY FINANCING ACTIVITIES	(43,639)	516	(70,481)	4,081

Effect of exchange rate changes on cash and cash equivalents	3,903	1,904	7,797	(299)

NET (DECREASE)/INCREASE IN CASH	(5,052)	(8,081)	(21,248)	(7,821)

CASH, and cash equivalents, beginning of period	14,190	16,524	30,386	16,264

CASH, and cash equivalents, end of period	$9,138	$8,443	$9,138	$8,443

SUPPLEMENTARY INFORMATION
Taxes Paid	$0	$0	$0	$0
Interest Paid	$0	$0	$0	$0

See condensed notes to interim consolidated financial statements

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 1. NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

NOTE 3. NOTES PAYABLE

The Company repaid $4,400 in promissory notes during the three months ended March 31, 2012. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2012 there were 95,175,047 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share. On January 11, 2012, the Company reached an out of court settlement with its former scientists and as a result, 1,060,000 shares were returned to treasury and were cancelled.

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

During the three months ended March 31, 2012, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at March 31, 2012 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)
Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	0.5
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	0.5
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0.5
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	0.5
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	0.5
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0.5
Total	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000	-	-	-	-	-
Expired	90,000	1/3/2007	0.10	0.10	1/3/2012	0.008
Cancelled	(6,320,000)	9/30/2011	-	-	-	-
Total	7,850,000	As at March 31, 2012
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.15			0.25

The Company has adopted the fair value accounting for employee stock options. The Company has recorded $6,558 stock based compensation expense during the three months ended March 31, 2012. The Black-Scholes option-pricing model is used to calculate this expense. There are no further stock based compensation expenses to be recorded based on options granted to date and their existing terms and conditions. Multiplying the options by their exercise price and dividing the total obtained by the total outstanding options calculated the weighted average exercise price.

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015. The warrants were issued in exchange for financial advisory services to be provided from the period from April 11, 2010 until September 30, 2010. The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years. The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There were 150,000 warrants issued and no warrant exercised during the three months ended March 31, 2012. The Company has the following warrants outstanding to purchase shares of Common Stock as of March 31, 2012:

Outstanding as at December 31, 2011	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	2.00	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	3.03	Issued in exchange for financial advisory services.
400,000	8/3/2011	0.075	0.04	6/30/2014	2.25	Issued in exchange for Private Placement.
250,000	9/13/2011	0.075	0.05	6/30/2014	2.25	Issued in exchange for Private Placement
150,000	1/9/2012	0.075	0.05	6/30/2014	2.25	Issued in exchange for Private Placement
Total		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)
7,540,150		$ 0.06			2.537

NOTE 8: RELATED PARTY TRANSACTIONS

On January 23, 2012, Michael Lee, President & CEO of the Company agreed to forgo an aggregate of $117,300 of accrued salaries owed to him by AlphaRx.

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $72,064 including accrued interest of $21,437 as of March 31, 2012. The directors did not loan any funds to the Company during the three months ended March 31, 2012. These promissory notes bear interest at 12% per annum and are unsecured.

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

NOTE 13. SUBSEQUENT EVENTS

On April 2, 2012,a five (5) share for one (1) share reverse stock split of the Company’s common stock was approved by our Board of Directors and by the written consent of our stockholders entitled to vote and holding at least a majority of our outstanding common stock, par value $0.0001 per share. Stockholders holding in the aggregate 54,670,271 shares of Common Stock or approximately 57.44% of the voting stock outstanding as of April 20, 2012 approved the reverse split.

The Company has evaluated all other subsequent events through May 7, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements other than aforementioned events.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Recent Developments

On April 9, 2010, we entered into a non-binding letter of intent with Pacific Orient Capital Inc. (“Pacific”), a Capital Pool Company listed on the TSX Venture Exchange, concerning the proposed acquisition of AlphaRx Canada Limited ("ACL"), a wholly owned subsidiary of the Company. The letter of intent was subsequently amended on June 9, 2010. The proposed acquisition, if completed, will constitute Pacific’s qualifying transaction pursuant to the policies of the TSX Venture Exchange Inc. (the "Exchange"). On Feb 28, 2011, the Company announced that it had terminated its proposed Transaction with Pacific Orient Capital Inc., as the parties were not able to satisfy the closing conditions of the proposed Transaction. 82

On June 28, 2010, we terminated our licensing agreement with Cypress Biosciences (“Cypress”), our world-wide (except Mexico and Asia) development partner for Indaflex.

On November 4, 2011 we adopted a corporate development strategy which terminated our drug development business and to pursue acquisition opportunities in digital media with an intense focus on China. There can be no assurance that the Company will find a suitable acquisition opportunity or consummate an acquisition in digital media.

Overview of Results of Operations

Three Months Ended	Mar 31 2012 $	Dec 31 2011 $	Sep 30 2011 $	Jun 30 2011 $	Mar 31 2011 $	Dec 31 2010 $	Sep 30 2010 $	Jun 30 2010 $
Net Sales	30,948	35,683	77,417	31,866	51,390	22,830	180,432	45,623
Net Income Gain/(Loss)	87,139	(79,166)	150,078	(103,753)	(113,658)	(191,351)	(242,109)	(157,366)
Net Income (Loss) per Share(1)	0.0009	(0.001)	0.002	(0.001)	(0.01)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

The Company incurred a net gain of $7,973 for the six month period ended March 31, 2012 as compared to a net loss of $308,910 incurred for the same period a year ago, a decrease of $316,883. Revenues during the six months ended March 31, 2012 were about $236,931 more than in the previous period; general and administrative expenses and research development expenses were about $178,573 and $16,278 less than in previous period respectively. These two items were the primary cause for the decrease in net loss between periods.

Revenues

Total revenues for the six-month period ended March 31, 2012 were $236,931 as compared to $74,220 generated for the same period a year ago, an increase of $162,711 or about 219%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $178,573 for the six month period ended March 31, 2012 as compared to $297,126 incurred for the same period a year ago, a decrease of $118,553 or about 40%. The decrease is primarily due to cut down of professional fees, salary and insurance costs.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the six months ended March 31, 2012 were $0 as compared to $16,278 incurred for the same period a year ago, a decrease of $16,278 or about 100%. The Company terminated its drug development business on November 11, 2011 and does not currently foresee any R&D expenses in the near future.

Depreciation

Depreciation totalled $1,519 for the six months ended March 31, 2012 as compared to $18,729 incurred during the same period a year ago, a decrease of $17,210 or about 92%. Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense. Should any assets become permanently impaired they are written off to income as determined.

Loss from Operations

Gain from operations were $56,839 for the six months ended March 31, 2012 as compared to a net loss of $257,913 incurred for the same period a year ago, a decrease of $314,752 or about 122%.

Interest Expense

Interest expense for the six months ended March 31, 2012 was $48,866 as compared to interest expense of $50,997 generated during the same period a year ago. The decrease is due to the repayment of promissory notes.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $550 for the six months ended March 31, 2012 as compared to a non-controlling interest loss of $60 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH. The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006. On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Gain

As a result of the above mentioned revenue and expense items, we incurred a net gain of $7973 for the six months ended March 31, 2012 as compared to a net loss of $308,910 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2012 the Company had a working capital deficiency of $1,302,641 as compared to a working capital deficiency of $1,286,815 as at September 30, 2011. The Company has also increased its stockholders’ deficiency to $1,297,746 as at March 31, 2012 compared to a stockholders’ deficiency of $1,277,025 as at September 30, 2011. We issued 300,000 shares during the six months ended March 31, 2012.

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

We expect to explore to spend capital on:

1. digital media business
2. identify digital media partners / acquisition target

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of March 31, 2012. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the six months ended March 31, 2012. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2012. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended March 31, 2012 that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 1A - RISK FACTORS

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

Risks Related to Digital Media business

  We started to explore the digital media business risk and will provide more details upon a comprehensive study.

Other Risks

  Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of March 31, 2012:
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we issued 300,000 Units consisting of 300,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock at $0.075 expiring June 30, 2014.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable

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

DATED: May 7, 2012

ALPHARx INC.

By: /S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:
By: /S/ Michael M. Lee
Michael M. Lee, Director

By: /S/ David Milroy
Dr. David Milroy, Director

By: /S/ Ford Moore
Dr. Ford Moore, Director