Form 10-Q
period 2012-06-30
ALPHARX INC
filed 2012-08-13
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 2012

OR

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of registrant's Common Stock on August 13, 2012 was 19,036,000.

ALPHARX, INC.

FORM 10-Q

June 30, 2012

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND SEPTEMBER 30, 2011
 (All amounts in US Dollars)

	June 30, 2012	September 30, 2011
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS

Cash and Cash Equivalents	$7,588	$30,386
Accounts Receivable	7,085	44,741
Deferred Financing Cost	20,000	25,000
Legal Settlement – Sold of Equipment	3,994
Prepaid	687	1,942
TOTAL CURRENT ASSETS	39,354	102,069

PROPERTY, PLANT and EQUIPMENT, net	0	9,790

TOTAL ASSETS	39,354	111,859

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	443,497	531,975
Notes Payable (Note 3)	924,057	856,909
Deferred Revenue	-	-
TOTAL CURRENT LIABILITIES	1,367,554	1,388,884

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding September 30, 2011- 95,935,047; June 30, 2012 - 19,036,000 (Notes 5-7)	1,904	9,594
Additional paid-in capital	17,569,360	17,593,112
Deficit	(19,057,419)	(19,045,635)
Accumulated Other Comprehensive Loss	(2,265)	(5,265)
Non-controlling Interest	160,220	171,169
TOTAL DEFICIENCY	(1,328,200)	(1,277,025)

TOTAL LIABILITIES AND DEFICIENCY	$39,354	$111,859

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended June 30, 2012	3 months ended June 30, 2011	9 months ended June 30, 2012	9 months ended June 30, 2011

Consulting Fee	$-	$269	$-	$25,283
License Fees and Royalties	30,513	31,597	97,144	80,802
Other Income	6,534	-	176,834	-
TOTAL REVENUES	37,047	31,866	273,978	106,085

General and Administrative Expenses	44,132	95,499	222,705	392,624
Research and Development Expenses	-	299	-	16,577
Depreciation	756	13,332	2,275	32,061
GAIN/(LOSS) FROM OPERATIONS	(7,841)	(77,264)	48,998	(335,177)

OTHER INCOME
Interest Income, net	177		177
OTHER EXPENSES

Interest Expense, net	(23,792)	(26,489)	(72,658)	(77,485)

GAIN/(LOSS) BEFORE INCOME TAXES	(31,456)	(103,753)	(23,483)	(412,662)

Income Tax	-	-	-	-

NET GAIN/(LOSS)	(31,456)	(103,753)	(23,483)	(412,662)
Net Income/(Loss) attributable to Non-controlling interest	3,902	3,894	11,699	11,685
Net Gain/(Loss) Attributable to AlphaRx Inc. Stockholders	(27,554)	(99,859)	(11,784)	(400,977)

Comprehensive Loss
Net Income/ (Loss)	(31,456)	(103,753)	(23,483)	(412,662)
Translation Adjustment	1,002	(2,902)	3,750	(3,201)
Comprehensive Gain/(Loss)	(30,454)	(106,655)	(19,733)	(415,863)
Less: Comprehensive (Loss)/Income attributable to Non-controlling interests	(200)	580	(750)	640

COMPREHENSIVE GAIN/ (LOSS) ATTRIBUTABLE TO ALPHARX INC. STOCKHOLDERS	$(30,654)	$(106,075)	$(20,483)	$(415,223)

Net Gain/(Loss) per Share, basic and diluted attributable to AlphaRx Inc. stockholders	$(0.0016)	$(0.001)	$(0.0011)	$(0.004)
Weighted Average Number of Common Shares Outstanding	19,036,000	94,635,047	19,036,000	94,635,047

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED JUNE 30, 2012
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock		Additional	Accumulated Other Com-		Total AlphaRx Inc.	Non-
	Number of		Paid in	prehensive		Stockholders’	controlling	Total
	Shares	Amount	Capital	Loss	Deficiency	Deficiency	Interest	Deficiency

Balance as of September 30, 2010	94,635,047	$9,464	$17,500,855	$(2,284)	$(18,789,891)	$(1,281,856)	$178,024	$(1,103,832)
Warrants issued for services			26,540			26,540		26,540
Stock issued for services	1,300,000	130	64,870			65,000		65,000
Foreign Currency Translation				(2,981)		(2,981)	(745)	(3,726)
Non-controlling interest							(15,542)	(15,542)
Net Loss 2011					(246,518)	(246,518)		(246,518)
Translation Adjustment			847		(9,226)	(8,379)	9,432	1,053
Balance as of September 30, 2011	95,935,047	$9,594	$17,593,112	$(5,265)	(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)
Warrants issued for Private Placement			6,558			6,558		6,558
Stock Issued for Private Placement	300,000	30	14,970			15,000		15,000
Stock cancelled for settlement	(1,060,000)	(106)	(52,894)			(53,000)		(53,000)
Reverse Split	(76,139,047)	(7,614)	7,614			0		0
Foreign Currency Translation				3,000		3,000	750	3,750
Non-controlling interest							(11,699)	(11,699)
Net Loss for the Period					(11,784)	(11,784)		(11,784)
Balance as of June 30, 2012	19,036,000	$1,904	$17,569,360	$(2,265)	$(19,057,419)	$(1,488,420)	$160,220	$(1,328,200)

See condensed notes to interim consolidated financial statements

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 months ended June 30, 2012	3 months ended June 30, 2011	9 months ended June 30, 2012	9 months ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain/(Loss)	$(31,456)	$(103,753)	$(23,483)	$(412,662)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	756	13,332	2,275	32,061
Stock based compensation	-	-	6,558	-
Machinery & Equipment written off	(21)	-	3,355	-
Non-Controlling Interest	(2,899)	(3,314)	(7,948)	(12,673)
Changes in assets and liabilities:
Deferred Financing Cost	-	-	5,000	0
Decrease/(Increase) in prepayment	3,535	37	1,255	(62)
Decrease/(Increase) in accounts receivable	8,899	32,112	37,656	137,821
(Decrease)/Increase in accounts payable and accrued liabilities	6,339	39,635	(88,478)	123,603
(Decrease)/Increase in accrued interest on notes payable	34,115	40,718	124,514	129,579

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES	19,268	18,767	60,704	(2,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Sold of Machinery & Equipment	164	(285)	164	(351)
NET CASH PROVIDED BY INVESTING ACTIVITIES	164	(285)	164	(351)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance / (cancellation) of Common Stock	-	-	(38,000)	-
Additional Paid-in Capital	-	-	-	847
Issuance (repayment) of Notes Payable, net	(24,885)	(16,068)	(57,366)	(12,833)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(24,885)	(16,068)	(95,366)	(11,986)
Effect of exchange rate changes on cash and cash equivalents	3,902	413	11,699	9,676
NET (DECREASE)/INCREASE IN CASH	(1,551)	2,827	(22,799)	(4,994)

CASH, and cash equivalents, beginning of period	9,138	8,443	30,386	16,264

CASH, and cash equivalents, end of period	$7,587	$11,270	$7,587	$11,270

SUPPLEMENTARY INFORMATION
Taxes Paid	$0	$0	$0	$0
Interest Paid	$0	$0	$0	$0

See condensed notes to interim consolidated financial statements

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
 (UNAUDITED)
(All amounts in US Dollars)

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

NOTE 3. NOTES PAYABLE

The Company issued $7,993 in promissory notes during the three months ended June 30, 2012. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock.  As of June 30, 2012 there were 19,036,000 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

On January 11, 2012, the Company reached an out of court settlement with its former scientists and as a result, 1,060,000 shares were returned to treasury and were cancelled. The outstanding common stock reduced from 95,935,047 to 94,875,047.

On March 14, 2012, the Company completed a private placement of 300,000 Units in exchange for $15,000. The outstanding common stock increased to 95,175,047.

On April 20, 2012, a five (5) share for one (1) share reverse stock split of the Company’s common stock was approved by the Board of Directors and by the written consent of the stockholders. The reverse split was declared effective by the Financial Industry Regulatory Authority (FINRA) on May 25. The Company’s common stock began trading on a split-adjusted basis on May 29, 2012. With a round-up adjustment for friction shares, the current outstanding common stock is 19,036,000 shares.

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

During the three months ended June 30, 2012, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at June 30, 2012 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	0
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	0
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0
Granted	390,000	2/8/2005	0.15	0.14	6/30/2012	0
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	0
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0
Total	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000	-	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0
Cancelled	(6,320,000)	9/30/2011	-	-	-	-
Expired	(90,000)	1/3/2007
Total	7,850,000	As at March 31, 2012
Expired	(700,000)	15/11/2004
Expired	(7,000,000)	1/10/2005
Expired	(50,000)	2/8/2005
Expired	(100,000)	5/25/2005
Total	0	As at June 30, 2012
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0.00			0

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

NOTE 7. WARRANTS

On April 12, 2010, the Company issued 3,740,150 warrants to purchase 3,740,150 shares of Common Stock at $0.085 per share, expiring on April 11, 2015.  The warrants were issued in exchange for financial advisory services to be provided for the period from April 11, 2010 until September 30, 2010.  The total fair value of the warrants has been estimated to be $262,090 using the Black-Scholes option pricing model based on the following assumptions: dividend yield of 0%, expected volatility of 103.86%, risk-free interest rate of 3%, and an expected life of 5 years.  The company recorded $262,090 in stock based compensation for the year ended September 30, 2010. There were 150,000 warrants issued and no warrant exercised during the three months ended March 31, 2012.  The Company has the following warrants outstanding to purchase shares of Common Stock as of June 30, 2012:

Outstanding as at June 30, 2012	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	1.75	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	2.78	Issued in exchange for financial advisory services.
400,000	8/3/2011	0.075	0.04	6/30/2014	2.00	Issued in exchange for Private Placement.
250,000	9/13/2011	0.075	0.05	6/30/2014	2.00	Issued in exchange for Private Placement
150,000	1/9/2012	0.075	0.05	6/30/2014	2.00	Issued in exchange for Private Placement
Total		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)
7,540,150		$ 0.06			2.287

NOTE 8: RELATED PARTY TRANSACTIONS

On January 23, 2012, Michael Lee, President & CEO of the Company agreed to forgo an aggregate of $117,300 of accrued salaries owed to him by AlphaRx.

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $72,094 including accrued interest of $22,491 as of June 30, 2012.   The directors did not loan any funds to the Company during the three months ended June 30, 2012. These promissory notes bear interest at 12% per annum and are unsecured.

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

NOTE 13. SUBSEQUENT EVENTS

On June 21, 2012, the Company signed a binding letter of intent to acquire all of the issued and outstanding shares of UMeLook Holdings Limited (“UmeLook”). The transaction is expected to close on or before August 17, 2012. The acquisition of UMeLook is to be completed as a share exchange through the issuance of 70,000,000 common shares of AlphaRx Inc. to the shareholders of UMeLook at a deemed price of $0.30 per share in exchange for all of the issued and outstanding shares in the capital of UMeLook. The common shares to be issued pursuant to the acquisition will not be registered for sale under the United States Securities Act of 1933, as amended (the "U.S. Securities Act") and will be subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the U.S. Securities Act.

The Company has evaluated all other subsequent events through August 14, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements other than aforementioned events.

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

General

ALPHARx, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 7, 1997. The Company was engaged in the development of proven therapies by reformulating FDA approved and marketed drugs using its proprietary drug delivery technology. On November 4, 2011 the CEO, Board and management adopted a corporate development strategy that will shift the primary business of the Company from drug development to pursuing acquisition opportunities in digital media with an intense focus on China. On June 21, 2012, the Company signed a binding letter of intent to acquire all of the issued and outstanding shares of UMeLook Holdings Limited (“UmeLook”). UMeLook is a digital media startup with an intense focus on China. UMeLook’s first product is an online video distribution platform tapping into the power of full motion video, helping advertisers large and small to get attention and reaching the masses. The proposed transaction is expected to close on or before August 17, 2012. The proposed acquisition of UMeLook is to be completed as a share exchange through the issuance of 70,000,000 common shares of AlphaRx Inc. to the shareholders of UMeLook at a deemed price of $0.30 per share in exchange for all of the issued and outstanding shares in the capital of UMeLook. The common shares to be issued pursuant to the acquisition will not be registered for sale under the United States Securities Act of 1933, as amended (the "U.S. Securities Act") and will be subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the U.S. Securities Act.

Recent Developments

On April 20, 2012, the Company effected a consolidation of its share capital on the ratio of one new share for five old shares. The consolidation was declared effective by the Financial Industry Regulatory Authority (FINRA) on May 25. The Company’s common stock began trading on a split-adjusted basis on May 29, 2012.

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

Overview of Results of Operations

Three Months Ended	Jun 30 2012 $	Mar 31 2012 $	Dec 31 2011 $	Sep 30 2011 $	Jun 30 2011 $	Mar 31 2011 $	Dec 31 2010 $	Sep 30 2010 $
Net Sales	30,513	30,948	35,683	77,417	31,866	51,390	22,830	180,432
Net Income Gain/(Loss)	(31,456)	87,139	(79,166)	150,078	(103,753)	(113,658)	(191,351)	(242,109)
Net Income (Loss) per Share (1)	0.0016	0.0009	(0.001)	0.002	(0.001)	(0.01)	(0.01)	(0.01)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2011

The Company incurred a net loss of $23,483 for the nine month period ended June 30, 2012 as compared to a net loss of $412,662 incurred for the same period a year ago, a decrease of $389,179.  Revenues during the nine months ended June 30, 2012 were about $167,893 more than in the previous period; general and administrative expenses and research development expenses were about $222,705 and $186,496 less than in previous period respectively. These two items were the primary cause for the decrease in net loss between periods.

Revenues

Total revenues for the nine-month period ended June 30, 2012 were $273,978 as compared to $106,085 generated for the same period a year ago, an increase of  $167,893 or about 158%. We continue to pursue revenue opportunities in all forms (consulting, royalties and license fees).

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $222,705 for the nine month period ended June 30, 2012 as compared to $409,201 incurred for the same period a year ago, a decrease of $186,496 or about 46%.  The decrease is primarily due to cut down of professional fees, salary and insurance costs.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the nine months ended June 30, 2012 were $0 as compared to $16,577 incurred for the same period a year ago, a decrease of $16,577 or about 100%. The Company terminated its drug development business on November 11, 2011 and does not currently foresee any R&D expenses in the near future.

Depreciation

Depreciation totalled $2,275 for the nine months ended June 30, 2012 as compared to $32,061 incurred during the same period a year ago, a decrease of $29,786 or about 93%.  Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense.  Should any assets become permanently impaired they are written off to income as determined.

Gain from Operations

Gain from operations were $48,998 for the nine months ended June 30, 2012 as compared to a net loss of $335,177 incurred for the same period a year ago, a decrease of $384,175 or about 115%.

Interest Expense

Interest expense for the nine months ended June 30, 2012 was $72,658 as compared to interest expense of $77,485 generated during the same period a year ago. The decrease is due to the repayment of promissory notes.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest loss of $750 for the nine months ended June 30, 2012 as compared to a non-controlling interest gain of $640 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH.  The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.  On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Gain

As a result of the above mentioned revenue and expense items, we incurred a net loss of $23,483 for the nine months ended June 30, 2012 as compared to a net loss of $412,662 generated in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012 the Company had a working capital deficiency of $1,328,200 as compared to a working capital deficiency of $1,286,815 as at September 30, 2011. The Company has also increased its stockholders’ deficiency to $1,328,200 as at June 30, 2012 compared to a stockholders’ deficiency of $1,277,025 as at September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Management assessed our internal control over financial reporting as of June 30, 2012. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the nine months ended June 30, 2012.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically re-evaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2012. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2012 that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2011, the Company filed a Statement of Claim (the “Claim”) in the Ontario Superior Court of Justice (the “Court”) against 2 former scientists of the Company for violations of the Company’s policies and procedures, and breach of fiduciary duty. The Claim was settled on January 11, 2012.

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

•
We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our major shareholders, we may be forced to cease operations.

•	We may not be able to make the payments we owe to our creditor.

•
The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 contained a going concern explanatory paragraph.

Risks Related to our Business

•	We are highly dependent on the clinical success of our product candidates.
•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.
•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.
•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.
•	Our collaborative partners are free to develop competing products.
•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.
•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.
•	We are dependent on third parties to manufacture and, in some cases, test our products.
•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

•
On November 4, 2011 we adopted a corporate development strategy which terminated our drug development business and to pursue acquisition opportunities in digital media with an intense focus on China. There can be no assurance that we will find a suitable acquisition opportunity or consummate an acquisition in digital media.

•	We may have insufficient resources to cover our operating expenses and the expenses of pursuing an acquisition and, if necessary, effecting our dissolution and liquidation.

•
Subsequent to our consummation of an acquisition, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

•	We may issue shares of our capital stock to complete an acquisition, which may reduce the relative ownership of our shareholders and cause a change in control of our ownership.
•	We may incur significant indebtedness in order to consummate an acquisition.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.

Risks Related to Digital Media business

•	We started to explore the digital media business risk and will provide more details upon a comprehensive study.

Other Risks

•
Our disclosure controls & procedures and internal control over financial reporting were ineffective. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of June 30, 2012:

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

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHARx INC.

DATED: August 13, 2012	By:	/S/ Michael M. Lee
Michael M. Lee, Chief Executive Officer

Directors:

	By:	/S/ Michael M. Lee
Michael M. Lee, Director

	By:	/S/ David Milroy
Dr. David Milroy, Director

	By:	/S/ Ford Moore
Dr. Ford Moore, Director