Form 10-K
period 2012-09-30
ALPHARX INC
filed 2013-01-16
CIK 1114936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2012

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
YES ☐      NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐      NO ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
SEC 1673 (03-10)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year ended September 30, 2012 were $ 411,812.

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $83,711,439 based on the average closing bid and ask price for the Common Stock on September 28, 2012.

As of September 30, 2012 there were 89,036,000 shares outstanding of the issuer’s Common Stock.

AlphaRx, Inc.

FORM 10-K

For the Year Ended September 30, 2012

PART IV

Item 15.	Exhibits, Financial Statements Schedules	41
SIGNATURES		42

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

ITEM 1.  BUSINESS

Overview of AlphaRx

Introduction and History

In this annual report on Form 10-K, the "Company," "AlphaRx" "we," "us," and "our," refer collectively to AlphaRx Inc., AlphaRx Canada Limited and UMeLook Holdings Limited, our wholly owned subsidiaries and  80% of AlphaRx International Holdings Limited.

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

On April 20, 2012, the Company effected a consolidation of its share capital on the ratio of one new share for five old shares and began trading on a split-adjusted basis on May 29, 2012. On July 23, 2012 AlphaRx Inc. Common Stock ceased trading on the OTCBB and began trading on the OTCQB Marketplace under the same symbol “ALRX” on account of its ineligibility for quotation on OTCBB due to quoting inactivity under SEC Rule 15c2-11.  All references to AlphaRx Inc. Common Stock have been retroactively restated.

AlphaRx is a specialty pharmaceutical company dedicated to developing therapies to treat and manage pain. Prior to November, 2011, the business of the Company was focused on reformulating FDA approved and marketed drugs using its proprietary site-specific nano drug delivery technology. From 2000 until June 2011, substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan that it believed would improve the Company’s performance. The new business plan narrowed the Company’s focus to developing and commercializing 2 existing product candidates Indaflex and ARX 8203 for the pain market. On November 4, 2011 the Company adopted a new corporate development strategy that expanded the business operation of the Company to digital media with an intense focus on China. On August 30, 2012, the Company acquired all of the issued and outstanding shares of UMeLook Holdings Limited (“UMeLook”), a digital media startup with an intense focus on China. The acquisition of UMeLook was completed as a share exchange through the issuance of 70,000,000 common shares of AlphaRx Inc. to the shareholders of UMeLook at a deemed price of $0.30 per share in exchange for all of the issued and outstanding shares in the capital of UMeLook. There were no change of control of our officers and Board of Directors as a result of the Transaction. The acquisition of UMeLook will contain a British Virgin Islands holding company, a Hong Kong intermediate-holding company, a People’s Republic of China (“PRC”) wholly foreign owned enterprise (“WFOE”) subsidiary and a PRC operation company which will hold the web license while under the financial control of the WFOE in a Variable Interest Entity (“VIE”) structure. This set-up is not completed yet. Therefore, part of the acquisition becomes a deposit which is pending on the completion of the corporate structure to determine the final value allocation on the consideration of the acquisition.

Business Development

Drug Development Operation

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

Indaflex

Indaflex™ is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation currently in clinical development for the reduction of signs and symptoms associated with osteoarthritis of the knee.  Arthritis is the most common chronic disease in North America and afflicts an estimated 10% of the world's population.  The active ingredient in Indaflex™, indomethacin, has a long-standing and proven clinical treatment record.  Delivered through the skin using proprietary technology developed by AlphaRx, the companies believe Indaflex™ will have an attractive safety, tolerability and efficacy profile in comparison to oral treatments and other topical preparations. The side effects of the GI tract found with orally ingested NSAIDs will be dramatically reduced. This drug delivery vehicle significantly increases drug loading through a unique combination of polarity and hydrophobicity of the carrier components. Indaflex long-term market objective is to gain leadership in the anti-inflammatory topical cream/ointment arthritic and chronic joint/muscle pain relief market.

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

ARX-8203

ARX-8203 is a prodrug of a well-known non-steroidal anti-inflammatory drug, designed to reduce the occurrence of side- effects associated with the parent drug. ARX-8203 is pH neutral and has significantly less GI toxicity than diclofenac in a 28 days GI animal study. ARX-8203 demonstrates excellent G.I. safety profile in acute GLP toxicity studies and can be administrated orally or via intravenous infusion or IV bolus injection. The Company is seeking a development partner to conduct a POC (Proof of Concept) human trial as soon as practicable. With an estimated 15 million Americans taking prescription NSAIDs for arthritis, and an estimated 68 million prescriptions a year being written for these products, according to the FDA, the market for NSAIDs is strong. Prolonged use of NSAID’s has been associated with a high incidence of gastro-intestinal ulcers. There will be a robust market for new drugs without the serious G.I. side-effects which prolonged use of current NSAID’s risk.

AlphaRx owns all the regulatory licenses for Indaflex and ARX-8203. Our primary strategy is to establish collaborative relationships with pharmaceutical companies to develop our products. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retain ownership of our products.

Competition

Our products in development target a number of diseases and conditions associated with inflammation such as Osteoarthritis and rheumatoid arthritis. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

•	efficacy;
•	safety;
•	tolerability;
•	acceptance by doctors;
•	patient compliance;
•	patent protection;
•	ease of use;
•	price;
•	insurance and other reimbursement coverage;
•	distribution;
•	marketing; and
•	adaptability to various modes of dosing.

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

ARX8203

We have one issued allowance US patent covering the use of ARX8203 for ocular inflammation. We filed 2 additional US patent applications for ARX8203 in 2011.

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

Digital Media Operation

On August 30, 2012, the Company acquired all of the issued and outstanding shares of UMeLook Holdings Limited (“UMeLook”), a digital media startup with an intense focus on China. UMeLook is an early stage online video company focuses on providing unique foreign video content to Chinese viewers. Our mission is to become the primary source of foreign video content for the Chinese population across any Internet-enabled device. Our video content is delivered to viewers in China and USA via a sophisticated CDN comprised of over 11,400 servers which provide fast streaming and upload speed. CDN technology utilizes additional data storage to maintain copies of popular content at the “edge” of the Internet, which enables end-users to more quickly access that content. Our CDN facilitates faster responses to users’ requests for content, avoids buffering and associated delays caused by low bandwidth and user congestion, and is therefore critical to the success of our online video business in China where bandwidth is still limited.

Our online video business focuses on UGC and we seek to be a strategically focused company with focuses on providing unique foreign video content and personalized users’ experience. We provide a comprehensive selection of unique and differentiated UGC and in-house developed content on our websites. Our broad selection of online video content includes informational, fashion & life, music videos, education, travel, sports, technology, games, auto & creative and sub-channels such as news, beauty & health and etc. We provide an online platform that allows users to share comments on videos, ensuring that our users enjoy a highly engaging and interactive experience on our websites. We believe a volume of high-quality and differentiated content available on our website will allow us to establish a valuable user base in China, consisting primarily of young urban educated users between the ages of 18 and 44, a particularly attractive demographic to advertisers.

We intend to derive substantially all of our revenues from online advertising services primarily using performance advertising. Our advertising solutions intend to present advertisers with a complete range of advertisement creation, matching, placement and presentation. Our online advertising services will include in-video, display, sponsorship and other forms. Due to PRC legal restrictions on foreign ownership and investment in value-added telecommunications services and advertising businesses in China, we intend to operate our business primarily through our consolidated affiliated entities in China. We will not hold equity interests in our consolidated affiliated entities. However, through a series of contractual arrangements with these consolidated affiliated entities and their respective shareholders, we will effectively control, and will be able to derive substantially all of the economic benefits from, these consolidated affiliated entities.

Our Video Platform

Our Website

Users can access our website for short-form videos, including hot news and reports, first-hand information and entertainment videos, which can be in-house produced or provided by users or our content partners.  Our website has a series of user-friendly functions such as search tools and recommendations. We also help users navigate our database and find videos of interest by creating popularity ranking indices and interest-based video channels. We provide social features, such as community web pages and video sharing and commenting tools. Users may create a playlist based on their preferences so that the requested video will be broadcast continuously. Registered visitors may upload video clips easily to our website and comment on each video clip to share their opinions. We believe all these features help provide an enhanced user experience and reinforce user loyalty. In addition, users can download and install our proprietary application on their tablets or 3G mobile phones, which allows users to use one-step mobile application to shoot and upload video clips.

Mobile Platform

Users can use their 3G mobile phones to watch a large number of videos on Umelook.com. We are also developing applications for a variety of major 3G mobile phones.

Our Content

UGC (User-Generated Content)

Our website allows Internet users to easily upload, watch and share UGC video clips. Our editorial team is responsible for communicating with users on the types of UGC we believe are popular and well demanded. In order to encourage more users to upload UGC to our website, we intend to purchase the licensing rights to some popular UGC, and will share advertising revenues with individual users whose number of uploads exceed certain threshold.  We intend to establish a revenues sharing program to target three types of users: contracted users, certified original content providers and general uploading users. We will reward each type of users in accordance with different revenues sharing criteria. For example, we may pay contracted users certain fees based on the popularity of their videos and also a percentage of revenues based on the total video views as quarterly bonus. The quarterly bonus for a contracted user may range from US$150 to US$1,000 if its videos are viewed on our website for more than one million times.

In-house Developed Content

Our objective is to establish our company as not only a leading foreign video content provider but also a leading foreign media company in China. We intend to apply for the “License for Audio-Visual Programs of Information Online Communication” with the State Administration. Upon approval we will be able to offer our viewers in-house produced coverage on significant international events such as the Japan earthquake, the passing of Steve Jobs, the Libya conflict and the UK royal wedding. We may also provide in-house produced online talk shows, celebrity interviews and reality shows to our viewers. We will determine the types of content to be produced generally based on our assessment of users’ preferences and information gathered by us from analyzing user data collected through our video platform. We will cooperate with third parties engaged in in-house production, taking advantage of talents of local production teams and their relatively low production costs. We believe the success of in-house developed programs will further differentiate us from our competitors.

Our Users

We are targeting our unique foreign content to young urban educated users, between ages 18 and 44, which is a particularly attractive demographic to advertisers.

Online viewers in China also represent a more affluent and better-educated segment of the population in China. We intend to track and maintain extensive user data, including viewing history and information voluntarily provided by registered users. We intend to use sophisticated statistical tools to analyze user data, to better understand users’ viewing preference and habits. This will greatly facilitate our efforts in providing service to our advertising customers.

Advertising Services and Customers

We intend to derive substantially all of our revenues from online advertising services primarily using performance advertising. By using the Application Advertisement, or AA, system, our advertising solutions intend to provide advertisers with attractive opportunities to combine the visual impact and engagement of traditional television-like multimedia advertisements with interactivity and precise targeting capabilities of the Internet.

Marketing and Brand Promotion

We intend to build our brand with modest marketing expenditures. We will grow primarily through word-of mouth. We focus on continuously improving the quality of our products and services as we believe satisfied users and customers are more likely to recommend our products and services to others. We have initiated various marketing activities to further promote our brand awareness among existing and potential users and customers, which include:

• Online Advertising. We engage in online advertising on other websites with user bases similar to our own or likely to watch online videos.

• Promotional Events. We organize and run a number of online promotional events which we believe help create brand awareness by associating the UMeLook brand with well-known and respected organizations and events in China.

Intellectual Property

We rely primarily on intellectual property laws and our contractual arrangements with our employees, clients, business partners and others to protect our intellectual property rights. We require our employees to enter into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes, whether or not patentable or copyrightable, made by them during their employment are our property. They also sign agreements to substantiate our sole and exclusive right to those works and to transfer any ownership that they may claim in those works to us. We have registered our domain names, including ku6.com, juchang.com and juchang.cn.

Competition

The online video industry in China is rapidly evolving and highly competitive. We believe the key competitive factors in the online video industry in China include brand recognition, demographic composition of users, robust technology platform, ability to acquire popular premium licensed content at a reasonable cost and create differentiated content in-house, ability to source creative UGC, ability to provide innovative advertising services to customers, relationships with advertising customers, advertising prices, as well as the range of services provided to advertising customers. We face competition from other major online video companies. Among the independent or “pure-play” online video sites, our major competitors in China include Youku.com and Tudou.com. Several large Chinese Internet companies, such as SINA Corporation, Baidu, Inc., Sohu.com Inc., Tencent Holdings Limited, NetEase.com, Inc. and/or their affiliates, have launched online video websites. In addition, some of China’s TV networks, such as CCTV, Phoenix Satellite TV and Hunan Satellite TV, have launched their own video broadcasting websites. We also face competition from Internet video streaming platforms based on the P2P technology, such as PPS and PPTV. Certain international online video sites, such as YouTube and Hulu, have large content portfolios and high brand recognition, particularly among users outside China. Currently, YouTube is not accessible by viewers in China. If China lifts the restrictions, YouTube may become our major competitor in China.

We also compete with traditional advertising media, such as television, radio, newspapers and magazines, and major out-of-home media, such as billboards, for advertisers’ advertising budgets. Large enterprises currently spend a relatively small percentage of their advertising budgets on online advertising as compared to the percentage they spend on traditional advertising media, but we expect the percentage spent on online advertising to increase in the future.

Seasonality

We experience seasonality in our online advertising business. Historically, in the China market, the fourth calendar quarter represents the best season for the general advertising market. This is followed by the third and second calendar quarters. The first calendar quarter is usually the worst season in China due to the Chinese New Year holidays.

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

Risks Related to Our Drug Business

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

•
Phase I — preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate methods of dosage.

•
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

•
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

•
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

Risks Related to Our Digital Media Business

We have a short operating history in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We entered the online video business in August 2012 when we acquired UMeLook Holdings Limited. However, UMeLook only have a short operating history in this new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market.

We operate in a highly competitive market and we may not be able to compete successfully against our competitors.

We face significant competition, primarily from those companies that operate online video websites in China, which our management estimates to currently number over one hundred. A large number of independent online video sites, such as Youku.com and Tudou.com, compete against us. In addition, Chinese Internet portals, including Sina.com, Sohu.com and Baidu.com, and some of China’s major TV networks, such as China Central Television, or CCTV, Phoenix Satellite TV and Hunan Satellite TV, which have longer operating histories and more experience in attracting and retaining users and managing customers than we do, have launched their own video businesses. We also face competition from Internet video streaming platforms based on the P2P technology, such as PPS and PPTV. We compete with these companies for users and advertisers. Our competitors may compete with us in a variety of ways, including by conducting brand promotions and other marketing activities and making acquisitions. In addition, certain online video websites may continue to derive their revenues from providing content that infringes third-party copyright and may not monitor their websites for any such infringing content. As a result, we may be placed at a disadvantage to some of these websites that do not incur similar costs as we do with respect to content monitoring. Some of our competitors have a longer operating history and significantly greater financial resources than we do, and in turn may be able to attract and retain more users and advertisers. If any of our competitors achieves greater market acceptance than we do or is able to offer more attractive online video content, our user traffic may decrease and our market share may decrease, which may result in a loss of advertisers and have a material and adverse effect on our business, financial condition and results of operations.

In addition, Internet streaming of content represents only one of many existing and potential new technologies for viewing video. Many users maintain simultaneous relationships with multiple video providers and can easily shift from one provider to another. For example, users may subscribe to cable, buy a DVD, and download a movie from Apple iTunes or other sources, or some combination thereof. New competitors may be able to launch new businesses at a relatively low cost.

We also face competition from other types of advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate, and will likely continue to allocate, most of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing and other forms of advertising media. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by our online video business, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.

The online video industry in China and user acceptance of our online video content may not grow as quickly as expected, which may adversely affect our revenues and business prospects.

Our business prospects depend on the continuing development of the online video industry in China. As an emerging industry, China’s online video industry has experienced substantial growth in recent years in terms of both users and content. We cannot assure you, however, that the online video industry will continue to grow as rapidly as it has in the past. With the development of technology, new forms of media may emerge and render online video websites less attractive to users. Growth of the online video industry is affected by numerous factors, such as users’ general online video experience, technological innovations, development of Internet and Internet-based services, regulatory changes, especially regulations affecting copyrights, and the macroeconomic environment. If the online video industry in China does not grow as quickly as expected or if we fail to benefit from such growth by successfully implementing our business strategies, our user traffic may decrease and our business and prospects may be adversely affected.

We operate in a rapidly evolving industry. If we fail to keep up with the technological developments and users’ changing requirements, our business, results of operations and prospects may be materially and adversely affected.

The online video industry is rapidly evolving and subject to continuous technological changes and changes in industry standards. Our success will depend on our ability to keep up with the changes in technology and user behavior resulting from the technological developments. For example, the development of broadband enabled the enjoyment of high definition videos online. In addition, the number of people accessing the Internet via devices other than personal computers, including mobile phones and other hand-held devices, has increased in recent years. With the introduction of 3G mobile services by all three mobile carriers in China in 2009, we expect this trend to continue. If we do not adapt our products and services to such changes in an effective and timely manner, we may suffer from a decreased user traffic, which may result in a reduced number of advertisers using our online advertising services. Furthermore, changes in technologies may require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. Failure in keeping up with technological development may result in our products and services being less attractive, which in turn, may materially and adversely affect our business, results of operations and prospects.

If we fail to continue to anticipate user preferences and provide products and services to attract and retain users, we may not be able to generate sufficient user traffic to remain competitive.

Our success depends on our ability to generate sufficient user traffic through provision of attractive products and services. To attract and retain users and compete against our competitors, we must continue to offer high-quality content that provides our users with a satisfactory online video experience. To this end, we must continue to produce new in-house content and encourage more UGC, while balancing the value of each type of content to our advertising services. For example, with UGC, users can upload and share their own videos and spend a longer time on our website, and a “community-like” environment enhances users’ loyalty to our website and such network effect broadens advertisers’ reach of audience; and with our in-house productions, we tailor such content to users’ preferences based on our industry experience and combine these productions with targeted advertising services such as product placements, which benefits both the users and our advertisers.

Based on the feedback on our website design and our statistics regarding users’ watching behavior, we keep developing new website features that appeal to users, such as designing more user-friendly content searching tools, creating additional interactive social functions or offering better website compatibility with new Internet-enabled devices. We need to continuously anticipate user preferences and industry changes and respond to such changes in a timely and effective manner. If we fail to cater to the needs and preferences of our users and, as a result, fail to deliver satisfactory user experience, we may suffer from reduced user traffic and our business and results of operations may be materially and adversely affected.

The success of our business depends on our ability to maintain and enhance our brand.

We believe that maintaining and enhancing our UMeLook brand is of significant importance to the success of our business. Since the online video market is highly competitive, a well-recognized brand is critical to increasing our user base and, in turn, enhancing our attractiveness to advertisers. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users and advertisers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high-quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our website or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting users and advertisers.

Disruption or failure of our systems could impair our users’ online video experience and adversely affect our reputation.

Our ability to provide users with a high-quality online video experience depends on the continuous and reliable operation of our systems. We cannot assure you that we will be able to procure sufficient bandwidth in a timely manner or on acceptable terms or at all. Failure to do so may significantly impair user experience on our website and decrease the overall effectiveness of our website to both users and advertisers. Disruptions, failures, unscheduled service interruptions or a decrease in connection speeds could hurt user experience and our reputation, causing our users and advertisers to switch to our competitors’ websites. Our systems and video content delivery network, or CDN, are vulnerable to damage or interruption as a result of fires, floods, earthquakes, power losses, telecommunications failures, undetected errors in software, computer viruses, hacking and other attempts to harm our systems.. Since we host our servers at third-party Internet data centers, any natural disaster or unexpected closure of Internet data centers operated by third-party providers may result in lengthy service interruptions. If we experience frequent or persistent service disruptions, whether caused by failures of our own systems or those of third-party service providers, our users’ experience may be negatively affected, which in turn, may have a material and adverse effect on our reputation. We cannot assure you that we will be successful in minimizing the frequency or duration of service interruptions

Undetected programming errors could adversely affect user experience and the market acceptance of our video programs, which may materially and adversely affect our business and results of operations.

The video programs on our website may contain programming errors that may only become apparent after their release. We receive user feedback in connection with programming errors affecting their user experience from time to time, and such errors may also come to our attention during our monitoring process. We generally have been able to resolve such programming errors in a timely manner. However, we cannot assure you that we will be able to detect and resolve all these programming errors effectively. Undetected audio or video programming errors or defects may adversely affect user experience and cause our advertisers to reduce their use of our services, any of which could materially and adversely affect our business and results of operations.

We may be exposed to intellectual property infringement and other claims, including claims based on content posted on our website, which could be time-consuming and costly to defend and may result in substantial damage awards and/or court orders that may prevent us from continuing to provide certain of our existing services.

Our success depends, in large part, on our ability to operate our business without infringing third-party rights, including third-party intellectual property rights. Internet companies, technology and media industries own, and are seeking to obtain, a large number of patents, copyrights, trademarks and trade secrets, and they are frequently involved in litigation based on allegations of infringement or other violations of intellectual property rights or other related legal rights. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. We may be subject to claims for defamation, negligence, infringement of third-party copyright and other rights, such as privacy and image rights, or other claims based on the nature or content of videos or our users on our websites. Such claims, with or without merit, may cause us to incur significant costs and liabilities and could materially and adversely affect our business, and also result in diversion of the attention of our management and our financial resources and negative publicity on our brand and reputation. In addition, third parties may make claims against us for losses incurred in reliance on the information on our websites. We do not carry any liability insurance covering such risks. Due to the significant number of videos uploaded by users, we may not be able to identify all content that may infringe on third-party rights. Thus, our failure to identify unauthorized videos posted on our website may subject us to, and may continue to subject us to, claims of infringement on third-party intellectual property rights or other rights.

Regulation and censorship of information disseminated over the Internet in China may adversely affect our business and subject us to liability for information displayed on or linked to our websites.

The PRC government has adopted regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Furthermore, Internet content providers are also prohibited from displaying content that may be deemed by relevant government authorities as “socially destabilizing” or leaking “state secrets” of the PRC. Failure to comply with such requirements has resulted in the closure of certain websites.

Although we attempt to monitor the content in our websites, we are not able to control or restrict the content of other Internet content providers linked to or accessible through our websites, or content generated or placed on our websites by our users. To the extent that PRC regulatory authorities find any content displayed on our websites objectionable, they may require us to limit or eliminate the dissemination of such information on our websites. If third-party websites linked to or accessible through our website operate unlawful activities such as online gambling on their websites, PRC regulatory authorities may require us to report such unlawful activities to relevant authorities and to remove the links to such websites, or they may suspend or shut down the operation of such websites. PRC regulatory authorities may also temporarily block access to certain websites for a period of time for reasons beyond our control. Any of these actions may reduce our user traffic and adversely affect our business.

Other Risks Related to Our Business

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2012 we had an accumulated gain of approximately $ 19,604,325. Our revenues for the years ended September 30, 2012 and September 30, 2011 were $411,129 and $183,503 respectively. Our revenues have not been sufficient to sustain our operations. Revenues for 2012 consisted of royalty revenues, gain from disposal of fixed assets, forgo of salary from Chief Executive Officer, legal settlement, and interest income, and in 2011 revenues consisted of royalty revenues and consulting revenues. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable. Our ability to achieve profitability is affected by various factors, including:

-	growth of the online video industry and the online advertising market;
-	the transition from long-form professional content to short-form user-generated content, or UGC;
-	the continued growth and maintenance of our user base;
-	our efforts to sell and market our products through licensees, distributors and other partners;
-	our ability to establish corporate partnerships and licensing arrangements;
-	the time and costs involved in obtaining regulatory approvals;
-	our ability to control our costs and expenses; and
-	the continued ability to source investments from our investors.

Many of these factors are beyond our control. We may continue to incur net losses in the future due to our continued investments in content, bandwidth and technology. If we cannot successfully offset our increased costs with an increase in net revenues, our gross margin, financial condition and results of operations could be materially and adversely affected. We may also continue to incur net losses in the future due to changes in the macroeconomic and regulatory environment, competitive dynamics and our inability to respond to these changes in a timely and effective manner.

Our disclosure controls & procedures and internal control over financial reporting were ineffective

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their disclosure controls & procedures and internal control over financial reporting.  At the end of each fiscal year, we must perform an evaluation of our disclosure controls & procedures and internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation.  If material weaknesses were found in our disclosure controls & procedures and internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our disclosure and internal controls, which could have an adverse effect on our stock price. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of September 30, 2012:

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

We are subject to currency fluctuations, which may affect our results

The majority of our expenses and some of our debt are in Canadian dollars, while our revenues are primarily U.S. dollars. We also incur expenses in Hong Kong dollar and Chinese Yuan related to our Far East subsidiaries. The fluctuation of the Canadian dollar, Hong Kong dollar and Chinese Yuan vis a vis the U.S. dollar could materially impact our operating results and financial position.

We will require additional financing to sustain our operations, and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to curtail business development activities and, ultimately, cease operations. At September 30, 2012, we had working capital of approximately $19,025,583 as compared to a working capital deficiency of $1,286,815 as at September 30, 2011.  The independent auditors' report for the year ended September 30, 2012 includes an explanatory paragraph stating that our recurring losses from operations and working capital levels raise substantial doubt about our ability to continue as a going concern.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial and marketing personnel. There is competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner would harm our research and development programs and our business.

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 5.98% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. As of September 30, 2012, Vago International Limited controlled by Yee Chu beneficially owned approximately 62.90% of our outstanding capital stock. Chu therefore has significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or severely restricts our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.  PROPERTIES

AlphaRx is headquartered in Causeway Bay, Hong Kong, where it leases its executive offices from which the Company is managed. A lease was executed with the landlord through October 30, 2012 and the monthly rent payment is $2,200.

ITEM 3. LEGAL PROCEEDINGS

On June 29, 2011, we filed an action in the Ontario Superior Court of Justice, Case No CV-11-42969, captioned AlphaRx Inc. v  Joseph Schwarz, Michael Weisspapir,  and Nanoessentials Inc for conversion and misuse of our intellectual property and  breach of fiduciary duty. The Claim was settled on January 11, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is traded over-the-counter and its quotations are carried in the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

		High $	Low $
Fourth Quarter	(Ended September 30, 2012)	0.79	0.27
Third Quarter	(Ended June 30, 2012)	1.24	0.05
Second Quarter	(Ended March 31, 2012)	0.09	0.03
First Quarter	(Ended December 31, 2011)	0.06	0.03
Fourth Quarter	(Ended September 30, 2011)	0.05	0.03
Third Quarter	(Ended June 30, 2011)	0.06	0.03
Second Quarter	(Ended March 31, 2011)	0.07	0.03
First Quarter	(Ended December 31, 2010)	0.10	0.03

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Records of our stock transfer agent indicate that as of September 30, 2012 there were approximately 76 record holders of our Common Stock. This does not include an indeterminate number of stockholders who may hold their shares in "street name" or in nominee form.

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

During fiscal 2008 employees, officers and consultants exercised a total of 3,430,000 options at an average exercise price of approximately $0.08 per share and resulting in $274,750 in cash proceeds to the Company. Of these options 700,000 were from the 2000 Plan and had a weighted remaining contractual life of 2.5 years when exercised and 2,730,000 were from the 2004 Plan and had a weighted remaining contractual life of 7.8 years when exercised. Immediately thereafter the remaining options in the 2000 Plan and 2003 Plan were cancelled, with the agreement of the option holders. In addition, and pursuant to an application for listing on the Toronto Venture Exchange, the Company cancelled a total of 7,660,000 options with the agreement of the option holders during fiscal 2008. Also during fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options were expired on or before June 30, 2012.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2012, 300,000 units with a value of $15,000 were subscribed by an investor. Each Unit consists of one (1) common share of the Company and one-half (1/2) warrant. Each full warrant offers the subscriber a call to purchase one (1) additional common share of the Company at US$0.075 per warrant before June 30, 2014. The issuance and sale of all of the securities above were exempt from registration under the Securities Act pursuant to exemptions provided by Section 4(2) of the Securities Act as a transaction by the Company not involving any public offering

On August 30, 70,000,000 common shares were issued to the shareholders of UMeLook at a deemed price of $0.30 per share in exchange for all of the issued and outstanding shares in the capital of UMeLook. The common shares issued pursuant to the acquisition were not registered for sale under the United States Securities Act of 1933, as amended (the "U.S. Securities Act") and will be subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under SEC guidelines

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended September 30, 2012. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

On April 20, 2012, the Company effected a consolidation of its share capital on the ratio of one new share for five old shares and began trading on a split-adjusted basis on May 29, 2012. On July 23, 2012 AlphaRx Inc. Common Stock ceased trading on the OTCBB and began trading on the OTCQB Marketplace under the same symbol “ALRX” on account of its ineligibility for quotation on OTCBB due to quoting inactivity under SEC Rule 15c2-11.  All references to AlphaRx Inc. Common Stock have been retroactively restated.

AlphaRx is a specialty pharmaceutical company dedicated to developing therapies to treat and manage pain. Prior to November, 2011, the business of the Company was focused on reformulating FDA approved and marketed drugs using its proprietary site-specific nano drug delivery technology. From 2000 until June 2011, substantial efforts and resources were devoted to understanding our nano drug delivery technology and establishing a product development pipeline that incorporated this technology with selected molecules. On July, 2011 the Board and management adopted a new business plan that it believed would improve the Company’s performance. The new business plan narrowed the Company’s focus to developing and commercializing 2 existing product candidates Indaflex and ARX 8203 for the pain market. On November 4, 2011 the Company adopted a new corporate development strategy that expanded the business operation of the Company to digital media with an intense focus on China. On August 30, 2012, the Company acquired all of the issued and outstanding shares of UMeLook Holdings Limited (“UMeLook”), a digital media startup with an intense focus on China. The acquisition of UMeLook was completed as a share exchange through the issuance of 70,000,000 common shares of AlphaRx Inc. to the shareholders of UMeLook at a deemed price of $0.30 per share in exchange for all of the issued and outstanding shares in the capital of UMeLook.

Business Development

Drug Development Operation

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

Indaflex

Indaflex™ is a topical NSAID (Non-Steroidal Anti-inflammatory Drug) formulation currently in clinical development for the reduction of signs and symptoms associated with osteoarthritis of the knee.  Arthritis is the most common chronic disease in North America and afflicts an estimated 10% of the world's population.  The active ingredient in Indaflex™, indomethacin, has a long-standing and proven clinical treatment record.  Delivered through the skin using proprietary technology developed by AlphaRx, the companies believe Indaflex™ will have an attractive safety, tolerability and efficacy profile in comparison to oral treatments and other topical preparations. The side effects of the GI tract found with orally ingested NSAIDs will be dramatically reduced. This drug delivery vehicle significantly increases drug loading through a unique combination of polarity and hydrophobicity of the carrier components. Indaflex long-term market objective is to gain leadership in the anti-inflammatory topical cream/ointment arthritic and chronic joint/muscle pain relief market.

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

ARX-8203

ARX-8203 is a prodrug of a well-known non-steroidal anti-inflammatory drug, designed to reduce the occurrence of side- effects associated with the parent drug. ARX-8203 is pH neutral and has significantly less GI toxicity than diclofenac in a 28 days GI animal study. ARX-8203 demonstrates excellent G.I. safety profile in acute GLP toxicity studies and can be administrated orally or via intravenous infusion or IV bolus injection. The Company is seeking a development partner to conduct a POC (Proof of Concept) human trial as soon as practicable. With an estimated 15 million Americans taking prescription NSAIDs for arthritis, and an estimated 68 million prescriptions a year being written for these products, according to the FDA, the market for NSAIDs is strong. Prolonged use of NSAID’s has been associated with a high incidence of gastro-intestinal ulcers. There will be a robust market for new drugs without the serious G.I. side-effects which prolonged use of current NSAID’s risk.

AlphaRx owns all the regulatory licenses for Indaflex and ARX-8203. Our primary strategy is to establish collaborative relationships with pharmaceutical companies to develop our products. The products will be jointly developed, with the collaborative partner having primary responsibility to clinically test, manufacture, market and sell the product, and we retain ownership of our products.

Digital Media Operation

On August 30, 2012, the Company acquired all of the issued and outstanding shares of UMeLook Holdings Limited (“UMeLook”), a digital media startup with an intense focus on China. UMeLook is an early stage online video company focuses on providing unique foreign video content to Chinese viewers. Our mission is to become the primary source of foreign video content for the Chinese population across any Internet-enabled device. Our video content is delivered to viewers in China and USA via a sophisticated CDN comprised of over 11,400 servers which provide fast streaming and upload speed. CDN technology utilizes additional data storage to maintain copies of popular content at the “edge” of the Internet, which enables end-users to more quickly access that content. Our CDN facilitates faster responses to users’ requests for content, avoids buffering and associated delays caused by low bandwidth and user congestion, and is therefore critical to the success of our online video business in China where bandwidth is still limited.

Our online video business focuses on UGC and we seek to be a strategically focused company with focuses on providing unique foreign video content and personalized users’ experience. We provide a comprehensive selection of unique and differentiated UGC and in-house developed content on our websites. Our broad selection of online video content includes informational, fashion & life, music videos, education, travel, sports, technology, games, auto & creative and sub-channels such as news, beauty & health and etc. We provide an online platform that allows users to share comments on videos, ensuring that our users enjoy a highly engaging and interactive experience on our websites. We believe a volume of high-quality and differentiated content available on our website will allow us to establish a valuable user base in China, consisting primarily of young urban educated users between the ages of 18 and 44, a particularly attractive demographic to advertisers.

We intend to derive substantially all of our revenues from online advertising services primarily using performance advertising. Our advertising solutions intend to present advertisers with a complete range of advertisement creation, matching, placement and presentation. Our online advertising services will include in-video, display, sponsorship and other forms. Due to PRC legal restrictions on foreign ownership and investment in value-added telecommunications services and advertising businesses in China, we intend to operate our business primarily through our consolidated affiliated entities in China. We will not hold equity interests in our consolidated affiliated entities. However, through a series of contractual arrangements with these consolidated affiliated entities and their respective shareholders, we will effectively control, and will be able to derive substantially all of the economic benefits from, these consolidated affiliated entities.

Our Video Platform

Our Website

Users can access our website for short-form videos, including hot news and reports, first-hand information and entertainment videos, which can be in-house produced or provided by users or our content partners.  Our website has a series of user-friendly functions such as search tools and recommendations. We also help users navigate our database and find videos of interest by creating popularity ranking indices and interest-based video channels. We provide social features, such as community web pages and video sharing and commenting tools. Users may create a playlist based on their preferences so that the requested video will be broadcast continuously. Registered visitors may upload video clips easily to our website and comment on each video clip to share their opinions. We believe all these features help provide an enhanced user experience and reinforce user loyalty. In addition, users can download and install our proprietary application on their tablets or 3G mobile phones, which allows users to use one-step mobile application to shoot and upload video clips.

Mobile Platform

Users can use their 3G mobile phones to watch a large number of videos on Umelook.com. We are also developing applications for a variety of major 3G mobile phones.

Our Content

UGC (User-Generated Content)

Our website allows Internet users to easily upload, watch and share UGC video clips. Our editorial team is responsible for communicating with users on the types of UGC we believe are popular and well demanded. In order to encourage more users to upload UGC to our website, we intend to purchase the licensing rights to some popular UGC, and will share advertising revenues with individual users whose number of uploads exceed certain threshold.  We intend to establish a revenues sharing program to target three types of users: contracted users, certified original content providers and general uploading users. We will reward each type of users in accordance with different revenues sharing criteria. For example, we may pay contracted users certain fees based on the popularity of their videos and also a percentage of revenues based on the total video views as quarterly bonus. The quarterly bonus for a contracted user may range from US$150 to US$1,000 if its videos are viewed on our website for more than one million times.

In-house Developed Content

Our objective is to establish our company as not only a leading foreign video content provider but also a leading foreign media company in China. We intend to apply for the “License for Audio-Visual Programs of Information Online Communication” with the State Administration. Upon approval we will be able to offer our viewers in-house produced coverage on significant international events such as the Japan earthquake, the passing of Steve Jobs, the Libya conflict and the UK royal wedding. We may also provide in-house produced online talk shows, celebrity interviews and reality shows to our viewers. We will determine the types of content to be produced generally based on our assessment of users’ preferences and information gathered by us from analyzing user data collected through our video platform. We will cooperate with third parties engaged in in-house production, taking advantage of talents of local production teams and their relatively low production costs. We believe the success of in-house developed programs will further differentiate us from our competitors.

Our Users

We are targeting our unique foreign content to young urban educated users, between ages 18 and 44, which is a particularly attractive demographic to advertisers.

Online viewers in China also represent a more affluent and better-educated segment of the population in China. We intend to track and maintain extensive user data, including viewing history and information voluntarily provided by registered users. We intend to use sophisticated statistical tools to analyze user data, to better understand users’ viewing preference and habits. This will greatly facilitate our efforts in providing service to our advertising customers.

Advertising Services and Customers

We intend to derive substantially all of our revenues from online advertising services primarily using performance advertising. By using the Application Advertisement, or AA, system, our advertising solutions intend to provide advertisers with attractive opportunities to combine the visual impact and engagement of traditional television-like multimedia advertisements with interactivity and precise targeting capabilities of the Internet.

Marketing and Brand Promotion

We intend to build our brand with modest marketing expenditures. We will grow primarily through word-of mouth. We focus on continuously improving the quality of our products and services as we believe satisfied users and customers are more likely to recommend our products and services to others. We have initiated various marketing activities to further promote our brand awareness among existing and potential users and customers, which include:

• Online Advertising. We engage in online advertising on other websites with user bases similar to our own or likely to watch online videos.

• Promotional Events. We organize and run a number of online promotional events which we believe help create brand awareness by associating the UMeLook brand with well-known and respected organizations and events in China.

Intellectual Property

We rely primarily on intellectual property laws and our contractual arrangements with our employees, clients, business partners and others to protect our intellectual property rights. We require our employees to enter into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes, whether or not patentable or copyrightable, made by them during their employment are our property. They also sign agreements to substantiate our sole and exclusive right to those works and to transfer any ownership that they may claim in those works to us. We have registered our domain names, including ku6.com, juchang.com and juchang.cn.

Competition

The online video industry in China is rapidly evolving and highly competitive. We believe the key competitive factors in the online video industry in China include brand recognition, demographic composition of users, robust technology platform, ability to acquire popular premium licensed content at a reasonable cost and create differentiated content in-house, ability to source creative UGC, ability to provide innovative advertising services to customers, relationships with advertising customers, advertising prices, as well as the range of services provided to advertising customers. We face competition from other major online video companies. Among the independent or “pure-play” online video sites, our major competitors in China include Youku.com and Tudou.com. Several large Chinese Internet companies, such as SINA Corporation, Baidu, Inc., Sohu.com Inc., Tencent Holdings Limited, NetEase.com, Inc. and/or their affiliates, have launched online video websites. In addition, some of China’s TV networks, such as CCTV, Phoenix Satellite TV and Hunan Satellite TV, have launched their own video broadcasting websites. We also face competition from Internet video streaming platforms based on the P2P technology, such as PPS and PPTV. Certain international online video sites, such as YouTube and Hulu, have large content portfolios and high brand recognition, particularly among users outside China. Currently, YouTube is not accessible by viewers in China. If China lifts the restrictions, YouTube may become our major competitor in China.

We also compete with traditional advertising media, such as television, radio, newspapers and magazines, and major out-of-home media, such as billboards, for advertisers’ advertising budgets. Large enterprises currently spend a relatively small percentage of their advertising budgets on online advertising as compared to the percentage they spend on traditional advertising media, but we expect the percentage spent on online advertising to increase in the future.

Seasonality

We experience seasonality in our online advertising business. Historically, in the China market, the fourth calendar quarter represents the best season for the general advertising market. This is followed by the third and second calendar quarters. The first calendar quarter is usually the worst season in China due to the Chinese New Year holidays.

Requirement for Additional Capital

We estimate that we will need approximately an additional $5M to $10M over the next 18 months for further development of our digital media business. These additional funds, if raised, will be used for general working capital, marketing and brand promotion.

The Company has limited experience with digital media business development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. The Company expects to enter into cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

Overview of Results of Operations

The following tables summarize the results of operations for the years ended September 30, 2012 and 2011 and the quarterly results of operations for the past two years:

Year Ended September 30	2012	2011
	$	$
Net Sales	411,812	183,503
Net Loss	(92,893)	(265,786)
Net Loss Per Share	(0.001)	(0.003)

Three	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
Months	2012	2012	2012	2011	2011	2011	2011	2010
Ended	$	$	$	$	$	$	$	$
Net Sales	69,659	30,513	30,948	35,683	77,417	31,866	51,390	22,830
Net Income (Loss)	(69, 409)	(31,457)	87,140	(79,166)	(150,078)	(106,655)	(111,753)	(197,456)
Net (Income) Loss per Share (1)	(0.0016)	(0.0016)	(0.0009)	(0.001)	0.002	(0.001)	(0.001)	(0.002)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS

Year ended September 30, 2012 as compared to year ended September 30, 2011

Revenues

Revenues totaled $166,803 for the year ended September 30, 2012 as compared to $183,503 generated for the year ended September 30, 2011, a decrease of $16,700 or about 9.1%. Royalties from Indaflex sales in Mexico increased to $166,803 from $158,166 generated for the same period a year ago based on an increase in the minimum royalty payment compared to previous year. We also generated $10,637 in selling of R & D Equipment for the year ended September 30, 2012. We anticipate generating royalty revenues in the new fiscal year.

General and Administrative Expenses

General and administrative expenses were $404,791 for the year ended September 30, 2012 as compared to $374,676 incurred for the same period a year ago, an increase of $30,115 or about 8%.

Stock based compensation was $6,558 for the year ended September 30, 2012 as compared to $26,540 in 2011, a decrease of $19,982 or about 75.3%. There are no further amounts remaining to be amortized related to warrants or options as at September 30, 2012. We anticipate issuance of additional options and warrants in the future, which may result in stock based compensation expense and warrant amortization expense.

General and administrative salary and consulting fees totaled $66,000 for the year ended September 30, 2012 as compared to $192,000 incurred for the same period a year ago, a decrease of $126,000 or about 65.6%. Head count in the general and administrative category with 1 full time and 1 part time staff.

We incurred $9,366 in investor relations expenses for the year ended September 30, 2012 as compared to $10,480 incurred in the same period a year ago, a decrease of $1,114 or about 10.6%.

We realized a foreign exchange loss of $69,455 for the year ended September 30, 2012 as compared to a foreign exchange gain of $30,440 generated during the same period a year ago, a decrease of $99,895 between years.

We incurred travel expenses of $73,257 for the year ended September 30, 2012 as compared to $60,854 incurred during the same period a year ago, an increase of $12,403 or about 20.4%.  Increased travel particularly to China because of the expansion to china market.

Research and Development Expenses

Research and development expenses typically include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, and other costs directly related to research and development of existing products. We have been incurring research and development expenses in Canada via our wholly owned subsidiary AlphaRx Canada Ltd. and to a lesser degree in China.

We incurred $0 in research and development expenses during the year ended September 30, 2012 as compared to $16,609 incurred in the same period a year ago, a decrease of $16,609 or about 100%.

Research and development staff costs and external consulting services totaled $0 for the year ended September 30, 2012 as compared to $9,902, a decrease of $9,902 or about 100%. Salary reductions and reduced external consulting services served to reduce this expense when compared to prior year.

Finally equipment leasing for research and development activities totaled $0 during the year ended September 30, 2012 as compared to $352 a reduction of $352 or about 100%. All equipment leases have come to the end of their lease term.

We anticipate limited spending on research and development in the future. The degree and pace of expenditures will depend primarily on financial resources available to us.

Depreciation Expense

Depreciation expense totaled $2,281 for the year ended September 30, 2012 as compared to $33,698 incurred for the same period a year ago, a decrease of $31,417 or about 93.23%.

Interest Expense

We incurred $97,632 in net interest expense during 2012 as a result of our borrowings and the issuance of promissory notes yielding interest ranging from 10% - 12% per annum. This compares to $103,872 incurred during 2011 a decrease of $6,240 or about 6%. We will continue to seek funding in the form of Promissory Notes, which will result in ongoing interest expense until more permanent equity or other forms of funding are sourced.

Loss from Continuing Operations and Net Loss

As a result of the above revenues and expenses, we incurred a loss from continuing operations of $92,893 for the year ended September 30, 2012 as compared to $262,060 incurred loss for the same period a year ago, a decrease of $169,168 or about 64.55%. Revenues decreased by $16,700 and expenses decreased by $132,131 in the year ended September 30, 2012 as compared to the previous year.

Cumulative Translation Adjustment and Comprehensive Loss

The cumulative translation adjustment (“CTA”) stems from unrealized foreign exchange gains and losses resulting from translation of foreign currency subsidiaries into U.S. dollars. Although the CTA is reflected in the statement of operations, it is reflected after the net loss and flows into stockholders’ equity/ (deficiency) directly. The CTA was a $316 loss for the year ended September 30, 2012 as compared to a loss of $3,726 for the year ended September 30, 2011. Netting the CTA against the Net Loss for the year results in comprehensive loss of $(93,208) for the year ended September 30, 2012 as compared to a comprehensive loss of $(265,786) incurred for the year ended September 30, 2011.

Liquidity And Capital Resources

At September 30, 2012, we had working capital of approximately $19,025,583 as compared to a working capital deficiency of $1,286,815 as at September 30, 2011. We have licensing arrangement with Andromaco which provides royalty on our drug product Indaflex. We continue to seek out licensing and royalty arrangements and distribution arrangements with established and experienced drug development partners in order to expand our revenue base.

Since inception, we have financed operations primarily from the issuance of Common Stock. We expect to continue Common Stock issuances and issuance of promissory notes to fund our ongoing activities.

We currently do not have sufficient resources to complete the commercialization of our drug products or to carry out our entire business strategy. Therefore, we will need to raise additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. Any additional equity financings will be dilutive to our existing stockholders, and debt financing, if available, may involve restrictive covenants on our business and also the issuance of warrants or conversion features which may further dilute our existing stockholders.

We expect to continue to spend capital on:

1.	marketing and brand promotion of UMeLook; and
2.	sales and marketing activities related to establishing collaborative, licensing and distribution agreements for our drug products.

The inability to raise capital would have a material adverse effect on the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are material and which, in our opinion, could become material in the future.

Contractual Obligations and Commitments

Excluding accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2012	2013	2014	2015	2016
Operating Lease Obligations	$2,572	$10,288	$10,288	-	-
Notes Payable (1)	995,912	-	-	-	-
Total	$998,484	$10,288	$10,288	-	-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the fiscal years ending September 30, 2012 and 2011, required by Item 7 are set forth on pages F-1 through F-21.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2012, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Position	Term
Michael M. Lee	49	Chairman of the Board of Directors Chief Executive Officer, Chief Financial Officer	since 8/8/1997
Sandro Persia	42	Secretary/Treasurer
Dr. David Milroy	61	Director	since 4/15/2003
Dr. Ford Moore	61	Director	Since 4/15/2003

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

Compensation of Directors

Our directors did not receive any compensation for the year ended September 30, 2012 or 2011. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2012, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labour law in Canada ensures that our employees are treated with a minimum standard of care and consideration.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below summarizes the compensation received by the Company's Chief Executive Officer for the fiscal years ended September 30, 2012, 2011 and 2010 and each other executive officer of the Company who received compensation in excess of $40,000 for services rendered during any of those years ("named executive officers").

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	LONG TERM COMPENSATION SECURITIES UNDERLYING OPTION (#)
Michael M. Lee	2012	0	0	0
President & C.E.O.	2011	120,000	0	0
	2010	50,504	0	0

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by any executive officers during fiscal 2012. All granted options were expired on or before June 30, 2012.

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

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any “group”) who is the beneficial owner of more than 5% of the Company’s Common Stock. The total number of shares authorized is 250,000,000 shares of Common Stock, each of which has a par value of $0.0001. As of September 30, 2012 there were 89,036,000 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class
Michael Lee (1)	3,817,938 shares	4.29%
Ford Moore (3)	911,636 shares	1.02%
David Milroy (3)	591,387 shares	0.66%
Sandro Persia (2)	3,600 shares	0.004%
Vago International Limited(4)	56,000,000 shares	62.90%
All directors and officers as a group (4 persons)	5,324,561 shares	5.98%

(1) Director and Officer; (2) Officer; (3) Director, (4) Vago International Limited is owned by Yee W. Chu

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Lee, CEO and director loaned us $51,363 during the year ended September 30, 2012. Interest accrued on all loans outstanding to Mr. Lee totaled $24,831 as of September 30, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: For the year ended September 30, 2012 we incurred $17,000 in external audit fees, and quarterly reviews in connection with statutory and regulatory filings to our principal accountants as compared to approximately $14,000 for the year ended September 30, 2011.

Audit-Related Fees: For the years ended September 30, 2012 and 2011 we incurred no fees for assurance and related services by the principal accountant.

Tax Fees: For the year ended September 30, 2012 and September 30, 2011 we incurred 1,000 tax fees with our principal accountants.

All Other Fees: For the year ended September 30, 2012 we incurred NIL in other fees with our principal accountants related to our application to the Toronto Stock Exchange – Venture market.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS

(a) Financial Statements and Schedules

See index to the financial statements on page F-1.

(b) Exhibits

The following exhibits are incorporated by reference.

EXHIBIT NO.	DESCRIPTION

3(i)(a)	Certificate of Incorporation dated August 8, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
3(i)(b)	Amendment to Certificate of Incorporation dated January 26, 2000 (incorporated by reference to the Form 10- KSB filed on June 16, 2000).
3(i)(c)	Amended and Restated Certificate of Incorporation dated July 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
3(ii)	Bylaws dated August 11, 1997 (incorporated by reference to the Form 10-KSB filed on June 16, 2000).
10.1	10.1 2000 Stock Option Plan adopted June 20, 2000 (incorporated by reference to the Form 10-KSB filed on December 31, 2001).
10.2	Manufacturing and Distribution License Agreement with Industria Farmaceutica Andromaco, S.A. de C.V. (incorporated by reference to the Form 10KSB filed on July 8, 2005).
10.3	2004 Stock Option Plan adopted March 29, 2005 (incorporated by reference to the 10KSB filed on December 29, 2005)
10.4	2006 Stock Option Plan adopted March 29, 2006 (incorporated by reference to the 10KSB filed on December 21, 2006)
10.5	2008 Stock Option Plan adopted November 26, 2008 (incorporated by reference to the 10K filed on December 22, 2008)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Interim C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.
32.2	Certification of Michael Lee pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALPHARx, INC.

DATED: January 15, 2013	By:	/s/ Michael M. Lee
Michael M. Lee, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

ALPHARx, INC.

Directors:

DATED: January 15, 2013	By:	/s/ Michael M. Lee
Michael M. Lee, Director and
Chairman of the Board

	By:	/s/ David Milroy
David Milroy, Director

	By:	/s/ Ford Moore
Ford Moore, Director

ALPHARx, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AlphaRx, Inc. (“the Company”)

We have audited the accompanying consolidated balance sheets of AlphaRx, Inc. (incorporated in the State of Delaware) as at September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlphaRx, Inc. as at September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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

ALBERT WONG & CO.
Hong Kong, China	Certified Public Accountants
January 15, 2013

ALPHARx, INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND, 2011
(All amounts in US Dollars)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$4,342	$30,386
Accounts Receivable (Note 3)	108,982	44,741
Deposit	19,425,347
Deferred Financing Cost	20,000	25,000
Prepayment	2,505	1,942
TOTAL CURRENT ASSETS	19,561,176	102,069
NON-CURRENT ASSETS
PROPERTY, PLANT and EQUIPMENT, net (Note 4)	0	9,790
Loan Receivable	1,574,654	0
TOTAL ASSETS	21,135,830	111,859
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities (Note 5)	535,594	531,975
Notes Payable (Note 6)	0	856,909
TOTAL CURRENT LIABILITIES	535,594	1,388,884
NON-CURRENT LIABILITIES
Notes Payable (Note 6)	995,912	0
TOTAL LIABILITIES	1,531,506	1,388,884
Going Concern (Note 1)
Commitments (Note 8)
Related Party Transactions (Note 13)
STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
September 30, 2011: 95,935,047 and 2012: 89,036,000 (Notes 9,11,12)	8,904	9,594
Additional paid-in capital	38,568,360	17,593,112
Deficit	(19,122,924)	(19,045,635)
Accumulated Other Comprehensive Loss	(5,518)	(5,265)
Non-controlling Interest (Note 7)	155,502	171,169
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIENCY)	19,604,324	(1,277,025)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/DEFICIENCY	$21,135,830	$111,859

Signed: Michael Lee	Signed: Dr. Ford Moore
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011
(All amounts in US Dollars)

	2012	2011

License Fees and Royalties	$166,803	$158,166
Consulting Revenues	0	25,337
TOTAL REVENUES	166,803	183,503
General and Administrative Expenses	404,791	374,676
Research and Development Expenses		16,609
Depreciation	2,280	33,698
LOSS FROM OPERATIONS	(240,268)	(241,480)
OTHER INCOME
Other Income	244,325	83,292
Interest Income	682
OTHER EXPENSES
Interest Expense, net	(97,632)	(103,872)
LOSS BEFORE INCOME TAXES	(92,893)	(262,060)
Income Tax (Note 10)	-	-
Net Loss	(92,893)	(262,060)
Net Income/(Loss) attributable to Non-controlling interests	15,604
Net Gain/(Loss) attributable to AlphaRx Inc. Stockholders	(77,289)	(262,060)

Comprehensive Loss
Net Gain/(Loss)	(92,893)	(262,060)
Translation Adjustment	(315)	(3,726)
Comprehensive Gain/(Loss)	(93,208)	(265,786)
Less: Comprehensive Loss Attributable to Non-Controlling Interests	(63)	(745)

Comprehensive Gain/(Loss) Attributable to AlphaRx Inc. Stockholders	(93,271)	(266,531)
Per Share Data
Net Loss Per Share, basic and diluted	$(0.0031)	$(0.014)
Weighted Average Number of Common Shares Outstanding	*25,023,148	*18,960,489

*The 2012 and 2011 Weighted Average Number of Common Shares Outstanding was retroactively restated to reflect the 1 for 5 reverse-split on May 29, 2012 when the FINRA approved this transaction.

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011
(All amounts in US Dollars)

	Common Stock		Additional	Accumulated Other Com-		Total AlphaRx Inc.	Non-
	Number of Shares	Amount	Paid in Capital	prehensive Loss	(Deficiency)	Stockholders’ Deficiency	controlling Interest	Total Gain/ (Deficiency)

Balance as of September 30, 2011	95,935,047	$9,594	$17,593,112	$(5,265)	$(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)
Warrants issued for Private Placement			6,558			6,558		6,558
Stock issued for Private Placement	300,000	30	14,970			15,000		15,000
Stock cancelled for settlement	(1,060,000)	(106)	(52,894)			(53,000)		(53,000)
Reverse Split	(76,139,047)	(7,614)	7,614			-		0
Stock Issued for Acquisition	70,000,000	7,000	20,999,000			21,006,000		21,006,000
Foreign Currency Translation				(253)		(253)	(63)	(316)
Non-controlling interest							(15,604)	(15,604)
Net Loss for the period					(77,289)	(77,289)		(77,289)
Balance as of September 30, 2012	89,036,000	$8,904	$38,568,360	$(5,518)	$(19,122,924)	$(19,448,822)	$155,502	$19,604,324

The accompanying notes are an integral part of these consolidated financial statements

ALPHARx, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011
(All amounts in US Dollars)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(92,893)	$(262,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,275	33,698
Issuance of warrants		26,540
Stock based compensation	6,558
Changes in assets and liabilities:
Prepaid	(564)	(1,941)
Deferred Financing Cost	5,000	(25,000)
Decrease/(Increase) in Accounts Receivable	(64,241)	103,098
Decrease/(Increase) in Loan Receivable	(1,574,654)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	3,620	11,633
(Decrease) Increase in Accrued Interest on Notes Payable	(243,171)	152,377
Decrease/(Increase) in Deposit	(19,425,347)
Machinery & Equipment written off	(9,790)	-
Non-Controlling Interest	(15,920)	(6,855)
NET CASH USED IN OPERATING ACTIVITIES	(21,409,127)	31,490
CASH FLOWS FROM INVESTING ACTIVITIES
Sold of Machinery and Equipment	67,077	(409)
NET CASH USED IN INVESTING ACTIVITIES	67,077	(409)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance / (Cancellation) of Common Stock	(690)	64,870
Additional Paid-In Capital	20,931,112	847
Issuance (repayment) of Notes Payable, net	382,174	(86,138)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,312,596	(20,421)
Effect of exchange rate changes on cash and cash equivalents	3,410	3,462
NET INCREASE (DECREASE) IN CASH	(26,044)	14,122
CASH and cash equivalents, beginning of year	30,386	16,264
CASH and cash equivalents, end of year	$4,342	$30,386
SUPPLEMENTARY DISCLOSURE:
Income Tax Paid	$-	$-
Interest Paid	$-	$754

The accompanying notes are an integral part of these consolidated financial statements

ALPHARX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
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

The consolidated financial statements reflect the activities of the Company, 100% of AlphaRx Canada Limited and 80% of AIH and ALS (AIH’s wholly-owned subsidiary) accounted for on a self-sustained basis. All material inter-company accounts and transactions have been eliminated. Where the Company owns less than 100% of a consolidated entity the net assets belonging to the minority owners are accounted for as a non-controlling interest.

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

Cash and Cash Equivalents

Cash includes cash on hand, and amounts on deposit with banks. Cash equivalents include any other highly liquid cash investments purchased with maturity of three months or less which are readily convertible to cash. The carrying amount approximates fair value because of the immediate liquidity or short maturity of these instruments. As at September 30, 2012 and 2011 the Company had only cash on deposit and petty cash on hand.

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

NOTE 3. ACCOUNTS RECEIVABLE

	2012	2011

Trade Accounts Receivable	$108,982	$43,470
Other Accounts Receivable	1,574,654	1,271
	$1,683,636	$44,741

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated. No reserve for bad debts was established as at September 30, 2012 and 2011 as all amounts were deemed collectible.

NOTE 4. PROPERTY, PLANT & EQUIPMENT

	2012	2011

Leasehold Improvements	$-	$-
Furniture and Fixtures	-	-
Machinery and Equipment	-	18,075
COST	0	18,075
Less: Accumulated depreciation/amortization
Leasehold Improvements	-	-
Furniture and Fixtures	-	-
Machinery and Equipment	-	8,285
	0	8,285
NET	$0	$9,790

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	2012	2011

Accounts Payable	$520,594	$491,392
Accrued Liabilities for services rendered but
not invoiced as of September 30, 2012 and 2011:
Professional services (legal, audit, financial)	15,000	40,583
Management Salary	-	-
Other	-	-
	$535,594	$531,975

NOTE 6. NOTES PAYABLE

The Company and its subsidiaries repaid $15,607 and issued $1,908 in promissory notes, net of repayments during the year ended September 30, 2012 and 2011 respectively. The newly issued and existing promissory notes bear interest at rates of 8% - 12% per annum and are repayable on or before the first anniversary date of issuance. Included in Promissory Notes payable are $51,363 in Notes Payable including accrued interest of $24,831 to Michael Lee – CEO at September 30, 2012.

(As at September 30, 2011 Notes Payable plus accrued interest of $17,509 owing to Mr. Lee totaled $65,687). See also Related Party Transactions Note 14.

September 30,	2012	2011	2010

Promissory Notes Issued and outstanding, net of repayments and conversions:	$699,126	$654,305	$663,765
Interest accrued	296,786	202,604	126,906
Promissory Notes Payable	$995,912	$856,909	$790,617

NOTE 7. NON-CONTROLLING INTEREST

On June 22, 2006, AlphaRx International Holdings Ltd. (“AIH”), previously a wholly-owned subsidiary of the Company issued 1,500 shares of its Common Stock to New Super Limited (“NSL”), an independent Hong Kong based corporation, at a price of approximately $HK 6,667 per share or $HK 10 million in cash. (US $1,288,826). As a result AIH’s issued and outstanding shares were increased to 10,000 and the Company’s interest in AIH was reduced to 80%. With the consolidation of only 80% of AIH, a non-controlling interest was established, representing amounts owing to the minority shareholder. The capital infusion into AIH is accounted for as additional paid in capital on the consolidated financial statements of the Company.

NOTE 8. COMMITMENTS

The Company leases an automobile all on an operating lease basis. The aggregate minimum annual and total payments due under these operating leases are as follows:

As of September 30,	2012	2013	2014
Car Lease	$2,572	$10,288	$10,288

TOTAL	$2,572	$10,288	$10,288

NOTE 9. COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of Common Stock. As of September 30, 2012, there were 89,036,000 shares of Common Stock issued and outstanding, with a stated par value of $0.0001 per share.

For the year ended September 30, 2012, the Company issued 300,000 shares of Common Stock to Dr. William Gannon under a private placement subscription, 1,060,000 shares of Common Stock were cancelled pursuant to an out of court settlement agreement with 2 former scientists. The Company also issued 70,000,000 shares of Common Stock for the acquisition of UMeLook Holdings Limited. During the year ended September 30, 2011, the Company issued 1,300,000 shares of Common Stock to Mr. Ford Moore, Mr. David Milroy, and Mr. Paul Dowell as private placement subscription.

Net Loss per share of Common Stock is not based on diluted shares since the effect would be anti-dilutive. The Company has warrants outstanding to purchase 1,508,030 shares of Common Stock and 0 options outstanding to purchase shares of Common Stock as at September 30, 2012. On a fully diluted basis there would be 22,643,861shares of Common Stock issued and outstanding if all warrants and all options were to be exercised. Refer to Notes 12 and 13 respectively for more details on options and warrants. (As at September 30, 2011 there would have been 22,253,039 shares outstanding on a diluted basis if all outstanding warrants and options were exercised).

NOTE 10. INCOME TAXES

The regional sources of tax losses for the years ended September 30, 2012 and 2011 were as follows:

	2012	2011
North America	$(92,893)	$(262,060)
Outside North America	-
	$(92,893)	$(262,060)

Tax losses by year of origin and year of expiry are as follows:

Year of		Year of		Year of	Outside North	Year of
Origin	United States	Expiry	Canada	Expiry	America	Expiry

1998	$212,899	2018
1999	795,878	2019
2000	6,179	2020
2001	292,351	2021
2002	1,017,792	2022
2003	1,189,476	2023
2004	790,108	2024
2005	2,166,634	2025	732,448	2015
2006	1,764,202	2026	682,619	2016	205,123	2013
2007	1,530,976	2027			293,528	2014
2008	1,266,180	2028			99,852	2015
2009	208,940	2029	97,040	2019	78,953	2016
2010	477,350	2030	54,697	2020	27,267	2017
2011	77,922	2031	184,138	2021	-
2012	38,979	2032	90,950	2022	-
TOTAL	$11,835,866		$1,841,892		$704,723

CONSOLIDATED TAX LOSSES					$14,382,481

The tax effect of material temporary differences representing deferred tax assets is estimated as follows:

	2012	2011
Deferred tax assets:
North America	$4,718,827	$4,674,001
Outside North America	105,708	105,708
Sub-total	4,824,535	4,779,709
Less Valuation allowance	(4,824,535)	(4,779,709)
Net deferred tax assets	-	-

The valuation allowance as of September 30, 2012 and 2011 totaled $4,824,535 and $4,779,709 respectively which consisted primarily of established reserves for deferred tax assets on non-capital operating loss carry forwards for our entities in United States and our foreign entities. The tax rates being used to determine deferred tax assets are estimated at 34.5% for North America and 15% for outside North America.

The consolidated effective tax (benefit) rate as a percentage of income (loss) before income taxes is as follows:

	2012	2011
Combined Statutory Rates	31.3%	31.3%
Non-deductible expenses	(9)	(9)
Change in valuation allowance	(22.3)	(22.3)
Effective tax rate	0%	0%

As of September 30, 2012 and 2011 the Company had no unrecognized tax benefits and as such required no adjustments to the financial statements. The Company records any interest and penalties related to tax matters within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s US and Canadian tax returns are subject to examination by respective tax authorities. Generally tax years 2007 – 2010 remain open to examination by those respective tax authorities. (IRS in the United States and Canada Customs and Revenue Agency in Canada).

NOTE 11. STOCK OPTION PLANS

No options were granted nor were any exercised during the year ended September 30, 2012. There remains 0 options to purchase shares of Common Stock as of September 30, 2012.

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

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. During fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012. The table below reflects remaining contractual life of the options as of September 30, 2012.

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

	Number Granted,			Share
2008 Stock	(exercised),			Price on		Remaining
Incentive Plan	(cancelled) or		Exercise	Date of	Expiry	Contractual
	(expired)	Issue Date	Price $	Grant $	Date	Life (Years)

	12,720,000	11/15/2004	0.15	0.11	6/30/2012	0.75
	500,000	11/15/2004	0.40 – 0.50	0.11	6/30/2012	0.75
	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0.75
	390,000	8/2/2005	0.15	0.14	6/30/2012	0.75
	100,000	5/25/2005	0.13	0.13	6/30/2012	0.75
	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0.75
Total Grant	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.26
Cancelled	6,320,000	9/30/2011	-	-	-	-
Expired	90,000	1/3/2007
Expired	700,000	11/15/2004
Expired	7,000,000	1/10/2005
Expired	50,000	2/8/2005
Expired	100,000	5/25/2005
Total	0
Weighted Average of Options Remaining

NOTE 12. WARRANTS

On January 9, 2012, the Company issued 150,000 warrants to purchase 150,000 shares of Common Stock at $0.075 per share expiring on June 30, 2014. On September 13, 2011, the Company issued 250,000 warrants to purchase 250,000 shares of Common Stock at $0.075 per share expiring on June 30, 2014.

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

As at September 30, 2012 there were 1,508,030 (were 7,540,150 before 1 for 5 reverse split) warrants issued and outstanding. Additional details regarding warrant activity and warrants outstanding as of September 30, 2012 and 2011 are seen in the table below.

No. of Warrant Issued	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

400,000	8/3/2011	0.075	0.04	6/30/2014	1.75
250,000	9/13/2011	0.075	0.05	6/30/2014	1.75

7,390,150	Balance As at September 30, 2011

150,000	1/9/2012	0.075	0.05	6/30/2014	1.75

		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)

		0.06			2.037

7,540,150	Balance As At September 30, 2012

After reverse split: 1,508,030

NOTE 13. RELATED PARTY TRANSACTIONS

The Company sourced some of its funding from one director. Mr. Lee, CEO. Interest accrued on all loans outstanding to Mr. Lee totaled $24,831 as of September 30, 2012. The total loan amounts including accrued interest owing to Mr. Lee as of September 30, 2012 was $76,194.

NOTE 14. SEGMENTED INFORMATION

The Company operates in one business segment, namely human therapeutics. Results of operations are reported on a consolidated basis for segment reporting purposes. Consolidated disclosures about revenue streams and long-lived assets by geographic area are seen below.

Revenues

The Company derived revenues from royalties and from consulting services for the year ended September 30, 2012 and 2011.

	Years ended September 30,
Revenue Stream	2012	2011
Third Party Royalties (Mexico)	166,803	158,166
Consulting Fees (North America)	0	25,337
Gross Operating Revenue	166,803	183,503

Other non-operating revenue:
Forgo Salary	117,300
Gain from disposal of fixed assets	67,077
Legal Settlement	59,949
Interest Income	683

Total Revenues and Non-Operating Revenues	$411,812	$183,503

Long Lived Assets

	Years ended September 30,
Long Lived Assets	2012	2011
North America	$0	$9,790
Asia	-	-
Total Long Lived Assets	$0	$9,790

NOTE 15. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through January 14, 2013, the date these consolidated financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following events:

(1)
The acquisition of UMeLook on August 30, 2012 will contain a British Virgin Islands holding company, a Hong Kong intermediate-holding company, a People’s Republic of China (“PRC”) wholly foreign owned enterprise (“WFOE”) subsidiary and a PRC operation company which will hold the web license while under the financial control of the WFOE in a Variable Interest Entity (“VIE”) structure. This set-up is not completed yet. Therefore, part of the acquisition becomes a deposit which is pending on the completion of the corporate structure to determine the final value allocation on the consideration of the acquisition.

(2)
On October 24, 2012, the Company (the”Vendor”) entered into a Purchase and Sale Agreement (the “Agreement”) with Industria Farmaceutica Andromaco S.A. DE C.V., (the “Purchaser”) whereby the Purchaser acquired the Mexican rights of Indaflex from the Vendor for a consideration of USD$750,000 (the “Purchase Price”) payable as follows: (a) the sum of USD$300,000 was paid by the Purchaser to the Vendor by wire transfer upon signing of the Agreement; and (b) the balance of the Purchase Price, being the amount of USD$450,000 to be payable in fifteen (15) equal monthly installments of USD$30,000 each within the first five business days of each month. The first payment was made on November 5, 2012.