Form 10-Q
period 2012-12-31
ALPHARX INC
filed 2013-02-22
CIK 1114936

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  December 31, 2012

OR

☐      Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:________to_________

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

The number of outstanding shares of registrant's Common Stock on February 22, 2013 was 89,036,000.

ALPHARX, INC.

FORM 10-Q

December 31, 2012

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements.

	Unaudited Interim Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012 (Audited)	3

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2012 and 2011	4

	Unaudited Interim Consolidated Statements of Changes in Shareholders’ Deficit as of December 31, 2012 and September 30, 2012	5

	Unaudited Interim Consolidated Statements of Cash Flow for the periods ended December 31, 2012 and 2011	6

	Condensed Notes to Unaudited Interim Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	18-19

Part II. Other Information

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20-28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

Certifications

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHARx, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND SEPTEMBER 30, 2012
 (All amounts in US Dollars)

	December 31 2012	September 30 2012
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$55,741	$4,342
Accounts Receivable	259,446	108,982
Deposit	19,425,347	19,425,347
Deferred Financing Cost	20,000	20,000
Prepayment	6,768	2,505
TOTAL CURRENT ASSETS	19,767,302	19,561,176
NON-CURRENT ASSETS
Loan Receivable	1,587,475	1,574,654
TOTAL ASSETS	21,354,777	21,135,830
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	557,810	535,594
TOTAL CURRENT LIABILITIES	557,810	535,594
NON-CURRENT LIABILITIES
Notes Payable (Note 3)	934,438	995,912
TOTAL LIABILITIES	1,492,248	1,531,506

STOCKHOLDERS’ DEFICIENCY
Common Stock: $ 0.0001 par value,
Authorized: 250,000,000 shares; Issued and outstanding
September 30, December 31, 2012: 89,036,000 (Notes 5-7)	8,904	8,904
Additional paid-in capital	38,568,360	38,568,360
Deficit	(18,873,680)	(19,122,924)
Accumulated Other Comprehensive Loss	(1,476)	(5,518)
Non-controlling Interest	160,421	155,502
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIENCY)	19,862,529	19,604,324
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/DEFICIENCY	$21,354,777	$21,135,830

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED December 31, 2012 AND 2011
(UNAUDITED)
(All amounts in US Dollars)

	3 months ended December 31, 2012	3 months ended December 31, 2011
	(Unaudited)	(Unaudited)

License Fees and Royalties	$370,329	$35,683
Total Revenues	370,329	35,683
General and Administrative Expenses	96,757	90,182
Depreciation	0	654
Gain/(Loss) from Operations	273,572	(55,153)
OTHER INCOME
Other Income	3,531	0
Interest Income	444	0
OTHER EXPENSES
Interest Expense, net	24,395	24,013
Gain/(Loss) before Income Taxes	253,152	(79,166)
Income Tax	-	-
Net Gain/(Loss)	253,152	(79,166)
Net Income/(Loss) attributable to Non-controlling interests	(3,908)	3,893
Net Gain/(Loss) attributable to AlphaRx Inc. Stockholders	249,244	(75,273)

Comprehensive Loss
Net Gain/(Loss)	253,152	(79,166)
Translation Adjustment	5,053	2,608
Comprehensive Gain/(Loss)	258,205	(76,558)
Less: Comprehensive Loss Attributable to Non-Controlling Interests	(1,011)	(522)

Comprehensive Gain/(Loss) Attributable to AlphaRx Inc. Stockholders	257,194	(77,080)
Per Share Data
Net Loss Per Share, basic and diluted	$0.0029	$(0.001)
Weighted Average Number of Common Shares Outstanding	89,036,000	95,935,047

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
AS OF DECEMBER 31, 2012 AND SEPTEMBER 2012
(UNAUDITED)
(All amounts in US Dollars)

	Common Stock		Additional	Accumulated Other		Total AlphaRx Inc.	Non-	Total
	Number of Shares	Amount	Paid in Capital	Comprehensive Loss	(Deficiency)	Stockholders’ Deficiency	controlling Interest	Gain/(Deficiency)

Balance as of September 30, 2011	98,935,047	$9,594	$17,593,112	$(5,265)	$(19,045,635)	$(1,448,194)	$171,169	$(1,277,025)
Warrants issued for Private Placement			6,558			6,558		6,558
Stock issued for Private Placement	300,000	30	14,970			15,000		15,000
Stock cancelled for settlement	(1,060,000)	(106)	(52,894)			(53,000)		(53,000)
Reverse Split	(76,139,047)	(7,614)	7,614			-		0
Stock Issued for Acquisition	70,000,000	7,000	20,999,000			21,006,000		21,006,000
Foreign Currency Translation				(253)		(253)	(63)	(316)
Non-controlling interest							(15,604)	(15,604)
Net Loss for the period					(77,289)	(77,289)		(77,289)
Balance as of September 30, 2012	89,036,000	$8,904	$38,568,360	$(5,518)	$(19,122,924)	$19,448,822	$155,502	$19,604,324
Foreign Currency Translation				4,042		4,042	1,011	5,053
Non-controlling interest							3,908	3,908
Net Gain/(Loss) for the period					249,244	249,244		249,244
Balance as of December 31, 2012	89,036,000	$8,904	$38,568,360	$(1,476)	$(18,873,680)	$19,702,108	$160,421	$19,862,529

ALPHARx, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	3 months ended December 31, 2012	3 months ended December 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain/(Loss)	$253,152	$(79,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0	654
Changes in assets and liabilities:
Prepaid	(4,262)	1,257
Deferred Financing Cost	0	0
Decrease/(Increase) in Accounts Receivable	(150,474)	34,570
Decrease/(Increase) in Loan Receivable	(12,821)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	22,215	1,101
(Decrease) Increase in Accrued Interest on Notes Payable	4,470	46,220
Machinery & Equipment written off	0	3,402
Non-Controlling Interest	1,145	(1,285)
NET CASH USED IN OPERATING ACTIVITIES	113,425	6,753
CASH FLOWS FROM INVESTING ACTIVITIES
Sold of Machinery and Equipment	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment) of Notes Payable, net	(67,395)	(26,842)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(67,395)	(26,842)
Effect of exchange rate changes on cash and cash equivalents	5,369	3,893
NET INCREASE (DECREASE) IN CASH	51,399	(16,196)

CASH and cash equivalents, beginning of year	4,342	30,386
CASH and cash equivalents, end of year	$55,741	$14,190

SUPPLEMENTARY DISCLOSURE:
Income Tax Paid	$-	$-
Interest Paid	$11,683	$-

(All amounts in US Dollars)

ALPHARX INC.
CONDENSED NOTES TO UNADUDTED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(UNAUDITED)

NOTE 1. NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2013.  Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended September 30, 2012 filed with SEC on Form 10K.

NOTE 2. NATURE OF BUSINESS AND GOING CONCERN

ALPHARx, INC. (the “Company”) was incorporated under the laws of the State of Delaware on August 7, 1997. The Company was engaged in the development of proven therapies by reformulating FDA approved and marketed drugs using its proprietary drug delivery technology. On November 4, 2011 the Company expanded its business operation to digital media with an intense focus on China.

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

NOTE 3. NOTES PAYABLE

The Company repaid $38,317 in promissory notes during the three months ended December 31, 2012. These notes bear interest at 12% per annum and are repayable on the first anniversary date of issuance. Previously issued promissory notes bear interest at rates of 8% - 12% per annum. Prepayment of these notes prior to the first anniversary date is permitted.

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

NOTE 5. COMMON STOCK

The Company is authorized to issue 250,000,000 shares of common stock.  As of December 31, 2012 there were 89,036,000 shares of Common Stock issued and outstanding with a stated par value of $0.0001 per share.

NOTE 6. STOCK OPTION PLANS

No options were granted nor were any exercised during the 3 months ended December 31, 2012. There remains 0 options to purchase shares of Common Stock as of December 31, 2012.

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

Proceeds received by the Company from exercises of stock options are credited to Common Stock and additional paid-in capital. Additional information with respect to the plan’s stock option activity is seen in the table below. The weighted average exercise price and remaining contractual life for all options seen at the bottom of the table was calculated by multiplying the number of options by the exercise prices or remaining lives and dividing the result by the total number of options. During fiscal 2008, with the agreement of the option holders, the option expiry date for all remaining 2004 Plan options was accelerated to June 30, 2012. All options now expire on or before June 30, 2012. The table below reflects remaining contractual life of the options as of December 31, 2012.

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

During the three months ended December 31, 2012, no options were granted and no options were exercised. Additional details of the 2008 Plan, as at December 31, 2012 are as follows:

2008 Stock Option Plan	Number Granted, Exercised, Expired or Cancelled	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)

Inception	0
Granted	12,720,000	15/11/2004	0.15	0.11	6/30/2012	0.5
Granted	500,000	15/11/2004	0.40 – 0.50	0.11	6/30/2012	0.5
Granted	7,000,000	10/1/2005	0.16	0.14	6/30/2012	0.5
Granted	390,000	8/2/2005	0.15	0.14	6/30/2012	0.5
Granted	100,000	5/25/2005	0.13	0.13	6/30/2012	0.5
Granted	3,290,000	10/17/2005	0.075	0.08	6/30/2012	0.5
Total	24,000,000
Exercised	(2,730,000)	12/27/2007	0.075	-	-	-
Cancelled	(6,640,000)	12/28/2007	-	-	-	-
Expired	(460,000)	2/10/2008	-	-	-	-
Remaining	14,170,000	-	-	-	-	-
Granted	90,000	1/3/2007	0.10	0.10	1/3/2012	0.008
Cancelled	(6,320,000)	9/30/2011	-	-	-	-
Expired	90,000	1/3/2007
Expired	700,000	11/15/2004
Expired	7,000,000	1/10/2005
Expired	50,000	2/8/2005
Expired	100,000	5/25/2005
Total	0	As at December 31, 2012
Weighted Average Exercise Price and Contractual Life of Options Remaining in Years			$0			0.00

NOTE 7. WARRANTS

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

As at December 31, 2012 there were 1,508,030 (were 7,540,150 before 1 for 5 reverse split) warrants issued and outstanding. Additional details regarding warrant activity and warrants outstanding as of December 31, 2012 are seen in the table below.

Outstanding as at December 31, 2012	Issue Date	Exercise Price $	Share Price on Grant Date $	Expiry Date	Remaining Contractual Life (Years)	Reason for Issuance
3,000,000	4/1/2009	0.03	0.03	3/31/2014	1.25	Issued in exchange for financial advisory services.
3,740,150	4/12/2010	0.085	0.085	4/11/2015	2.28	Issued in exchange for financial advisory services.
400,000	8/3/2011	0.075	0.04	6/30/2014	1.50	Issued in exchange for Private Placement.
250,000	9/13/2011	0.075	0.05	6/30/2014	1.50	Issued in exchange for Private Placement
150,000	1/9/2012	0.075	0.05	6/30/2014	1.50	Issued in exchange for Private Placement
Total		Weighted Average Exercise Price			Weighted Average Contractual Life (Years)
7,540,150		$ 0.06			1.787

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sources some of its funding in the form of promissory notes from Michael Lee – President and CEO. The Company is indebted to Mr. Lee in the amount of $76,820 including accrued interest of $26,061 as of December 31, 2012. The directors did not loan any funds to the Company during the three months ended December 31, 2012. These promissory notes bear interest at 12% per annum and are unsecured.

NOTE 9. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

NOTE 10. TRANSACTION ADJUSTMENTS

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

NOTE 11. RECLASSIFICATIONS

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through February 22, 2013, the date these consolidated financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the acquisition of UMeLook on August 30, 2012 which will contain a British Virgin Islands holding company, a Hong Kong intermediate-holding company, a People’s Republic of China (“PRC”) wholly foreign owned enterprise (“WFOE”) subsidiary and a PRC operation company which will hold the web license while under the financial control of the WFOE in a Variable Interest Entity (“VIE”) structure. This set-up is not yet completed. Therefore, part of the acquisition becomes a deposit which is pending on the completion of the corporate structure to determine the final value allocation on the consideration of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

Recent Developments

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

Overview of Results of Operations

Three Months Ended	Dec 31 2012 $	Sep 30 2012 $	Jun 30 2012 $	Mar 31 2012 $	Dec 31 2011 $	Sep 30 2011 $	Jun 30 2011 $	Mar 31 2011 $

Net Sales	370,329	69,659	30,513	30,948	35,683	77,417	31,866	51,390
Net Income (Loss)	253,152	(69,409)	(31,457)	87,140	(79,166)	(150,078)	(106,655)	(113,657)
Net Income (Loss) per Share (1)	0.0029	(0.0016)	(0.0016)	0.0009	(0.001)	(0.002)	(0.001)	(0.001)

NOTE (1) Net Loss per share on a quarterly basis does not equal net Loss per share for the annual periods due to rounding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

The Company incurred a net gain of $253,152 for the three month period ended December 31, 2012 as compared to a net loss of $79,166 incurred for the same period a year ago, an increase of $332,318.  Revenues during the three months ended December 31, 2012 were about $334,646 more than in the previous period; general and administrative expenses were about $6,575 more than in previous period respectively.

Revenues

Total revenues for the three-month period ended December 31, 2012 were $370,329 as compared to $35,683 generated for the same period a year ago, an increase of  $334,646 or about 937%. The increase is due to the outright sale of Indaflex Mexican right to our licensee Andromaco.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel costs related to general management functions, finance, office overheads, as well as insurance costs and professional fees related to legal, audit and tax matters.

General and Administrative expenses were $96,757 for the three month period ended December 31, 2012 as compared to $90,182 incurred for the same period a year ago, an increase of $6,575 or about 7.3%.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, and outsourced clinical and other research activities.

Research and development expenses for the three months ended December 31, 2012 and December 31, 2011 were $0. The Company does not foresee any substantial R&D expenses in the near future.

Depreciation

Depreciation totalled $0 for the three months ended December 31, 2012 as compared to $654 incurred during the same period a year ago, a decrease of $654 or about 100%.  Our capital asset purchases were minimized during the last fiscal year. Certain assets are now fully depreciated resulting in decreasing depreciation expense.  Should any assets become permanently impaired they are written off to income as determined.

Gain/(Loss) from Operations

Gain from operations were $273,572 for the three months ended December 31, 2012 as compared to a net loss of $55,153 incurred for the same period a year ago. The gain is due to the outright sale of Indaflex Mexican right to our licensee Andromaco.

Interest Expense

Interest expense for the three months ended December 31, 2012 was $24,395 as compared to interest expense of $24,013 generated during the same period a year ago.

Non-Controlling interest in gain/(loss) of Consolidated Subsidiaries

We reflected a non-controlling interest income of $1,011 for the three months ended December 31, 2012 as compared to a non-controlling interest loss of $522 for the same period a year ago. Non-Controlling interest represents our minority shareholder’s proportionate interest (which is 20%) in our 80% owned subsidiary – AIH.  The non-controlling interest resulted in the investment in our subsidiary AlphaRx International Holdings Ltd. by an independent third party – New Super Ltd. during June 2006.  On 5/18/2010, New Super Ltd. had infused an additional $173,237 in exchange of an additional 5% ownership of our subsidiary AlphaRx International Holdings Ltd.

Net Gain/(Loss)

As a result of the above mentioned revenue and expense items, we incurred a net gain of $253,152 for the three months ended December 31, 2012 as compared to a net loss of $79,166 generated in the same period a year ago. The gain is due to the outright sale of Indaflex Mexican right to our licensee Andromaco.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012 the Company had a working capital of $19,209,492 as compared to a working capital of $19,025,582 as at September 30, 2012. The Company has also increased its stockholders’ gain to $19,862,529 as at December 31, 2012 compared to a stockholders’ gain of $19,604,324 as at September 30, 2012. We did not issue any stock during the three months ended December 31, 2012.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2012. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2012 that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

In October 2007, our Phase 2 Canadian trials evaluating Indaflex for Osteoarthritis of the knee failed to meet all of their primary endpoints.  However, additional analyses demonstrated that patients with moderate to severe pain demonstrated improvements in pain outcomes compared to placebo- and vehicle-treated patients. While these improvements involved only a small subset of patients, the data were robust, showing clinically meaningful improvements. Based on the guidance from Chinese regulatory consultants, we expect to initiate a pivotal human trial for Indaflex in China in mid-2014. The trial will be known as PAIN 3. There can be no assurance the results of the PAIN 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain Chinese approval for marketing. We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays.  The positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials.  Accordingly, our PAIN 3 trial may not demonstrate that Indaflex is effective for Osteoarthritis. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

We have incurred annual operating losses since our inception, our revenues have not been sufficient to sustain our operations. In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level. We may never be profitable. Our ability to achieve profitability is affected by various factors, including:

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

Our disclosure controls & procedures and internal control over financial reporting were ineffective

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their disclosure controls & procedures and internal control over financial reporting.  At the end of each fiscal year, we must perform an evaluation of our disclosure controls & procedures and internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation.  If material weaknesses were found in our disclosure controls & procedures and internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our disclosure and internal controls, which could have an adverse effect on our stock price. In connection with management’s assessment of the Company’s disclosure controls & procedures and internal control over financial reporting, we identified the following material weakness in our disclosure controls & procedures and internal control over financial reporting as of December 31, 2012:

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

Ownership of our Common Stock by Current Officers and Directors

The present officers and directors own approximately 5.98% of the outstanding shares of Common Stock, and are therefore no longer in a position to elect all of our Directors and otherwise control the Company. As of December 31, 2012, Vago International Limited controlled by Yee Chu beneficially owned approximately 62.90% of our outstanding capital stock. Chu therefore has significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or severely restricts our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue nor sell any equity securities during the three months ended December 31, 2012.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

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

ALPHARx INC.

DATED: February 22, 2013	By:	/s/ Michael M. Lee
Michael M. Lee,
Chief Executive Officer

Directors:

	By:	/s/ Michael M. Lee
Michael M. Lee,
Director

	By:	/s/ David Milroy
Dr. David Milroy,
Director

	By:	/s/ Ford Moore
Dr. Ford Moore,
Director