Form 10-Q
period 2025-12-31
UMeWorld Inc.
filed 2026-02-24
CIK 1114936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission File Number: 000-30813

UMeWorld Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-2299084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

66 West Flagler Street, 9th Floor, Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

(786) 791 0483

(Registrant’s telephone number, including area code)

Former name: UMeWorld Limited

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	UMEW	OTC Markets Group, Inc. (OTCID)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2026
Common Stock, $0.0001 par value	115,599,593

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UMEWORLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2025 (Unaudited)	September 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$60,904	$154,353
Deposit	3,610	1,130
Prepayment	1,762	514
Accounts Receivable	62	1,002
Inventory	1,682,509	13,410
TOTAL CURRENT ASSETS	1,748,847	170,409
TOTAL ASSETS	$1,748,847	$170,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	1,670,243	2,395
Due to related parties	329,863	279,369
Accrued liabilities and other payables	211,340	212,556
TOTAL CURRENT LIABILITIES	2,211,446	494,320
TOTAL LIABILITIES	$2,211,446	$494,320

STOCKHOLDERS’ DEFICIT
Ordinary shares: $ 0.0001 par value;
Authorized: 250,000,000 shares; Issued and outstanding: 114,785,005 shares as of September 30, 2025 and December 31, 2025	11,479	11,479
Additional paid-in capital	31,594,254	31,594,254
Accumulated other comprehensive income	39	-
Accumulated deficit	(32,068,371)	(31,929,644)
Total stockholders’ deficit	(462,599)	(323,911)

TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$1,748,847	$170,409

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended December 31,
	2025	2024

REVENUE	$147,455	$195

Cost of revenues	(142,913)	(2,583)

GROSS INCOME (LOSS)	4,542	(2,388)

OPERATING EXPENSES
Selling, general and administrative expenses	143,296	12,322
TOTAL OPERATING EXPENSES	143,296	12,322

LOSS FROM CONTINUING OPERATIONS	(138,754)	(14,710)

OTHER INCOME (EXPENSE)
Other income	27	-
TOTAL OTHER INCOME, NET	27	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(138,727)	(14,710)

NET LOSS FROM CONTINUING OPERATIONS	(138,727)	(14,710)
Net loss from discontinued operations, net of tax	-	-

NET LOSS	$(138,727)	$(14,710)

Comprehensive loss:
Net loss	$(138,727)	$(14,710)
Foreign currency translation (loss) income	-	-
Total comprehensive loss	$(138,727)	$(14,710)

Loss per share:
Net loss from continuing operations per share of ordinary share - basic and diluted	$(0.00)	$(0.00)
Net loss from discontinued operations per share of ordinary share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of ordinary shares outstanding:
Basic and diluted	114,785,005	111,785,005

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended December 31, 2025

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at October 1, 2025	114,785,005	$11,479	$31,594,254	$(31,929,644)	$0	$(323,911)
Net loss for the period	-	-	-	(138,727)	-	(138,727)
Foreign currency translation adjustment	-	-	-	-	39	39
Balance at December 31, 2025	114,785,005	$11,479	$31,594,254	$(32,068,371)	$39	$(462,599)

For the three months ended December 31, 2024

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at October 1, 2024	111,785,005	$11,179	$31,294,554	$(31,671,468)	$0	$(365,735)
Net loss for the period	-	-	-	(14,710)	-	(14,710)
Foreign currency translation adjustment	-	-	-	-	-	-
Balance at December 31, 2024	111,785,005	$11,179	$31,294,554	$(31,686,178)	$0	$(380,445)

The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,727)	$(14,710)
Changes in assets and liabilities:
Accounts receivable	940	8
Deposit	(2,480)
Prepayment	(1,248)	(22,613)
Inventory	(1,669,099)	152
Accounts payable	1,667,848	14,788
Accrued liabilities and other payables	(1,216)	(30,879)
Due to related parties	50,494	-
NET CASH USED IN OPERATING ACTIVITIES	(93,488)	(53,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related parties	-	(6,280)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(6,280)
Effect of foreign exchange on cash	39
NET DECREASE IN CASH	(93,449)	(59,534)
Cash and cash equivalents at beginning of year	154,353	121,809
Cash and cash equivalents at end of year	$60,904	$62,275

The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

UMeWorld Inc. (the “Company”) is a holding company focused on functional nutrition and lipid-based consumer products and conducts its operations through wholly owned subsidiaries in the United States and Asia-Pacific.

The Company’s primary operating subsidiary, Dagola Inc., conducts the sales, distribution, and marketing of DAGola® branded diacylglycerol (“DAG”)-based cooking oil products in the United States through online marketplace and direct-to-consumer channels.

During 2025, the Company established an Asia-Pacific holding structure through Dagola Hong Kong Limited and its wholly owned PRC subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd. In October 2025, ownership of Dagola Hong Kong Limited and its PRC subsidiary was transferred to the Company in a related-party transaction, after which both entities became wholly owned subsidiaries. The PRC subsidiary commenced revenue-generating sales activities in December 2025.

On October 2, 2025, the Company completed its redomiciliation from the British Virgin Islands to Delaware and transitioned from a foreign private issuer to a U.S. domestic issuer for SEC reporting purposes.

The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company does not utilize a variable interest entity structure.

As of December 31, 2025, the Company’s consolidated subsidiary is as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of Interest	Principal Activities	Nature of Company
Dagola Inc.	January 28, 2022	United States (Wyoming)	100%	Cooking oil sales and distribution	Operating subsidiary
Dagola Hong Kong Limited	August 25, 2025	Hong Kong	100%	Non-operating holding company	Holding subsidiary (inactive)
Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd.	September 25, 2025	People’s Republic of China	100%	Cooking oil sales and distribution	Operating subsidiary

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business.

For the quarter ended December 31, 2025, the Company incurred a net loss of $138,727. As of December 31, 2025, the Company had an accumulated deficit of $32,068,371 and a working capital deficiency of $462,599. These conditions, together with recurring operating losses and reliance on external financing, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are available to be issued.

Management’s plans to alleviate this substantial doubt include:

•	pursuing additional business arrangements and growth opportunities in the functional nutrition and health-and-wellness markets through Dagola;

•	expanding distribution channels and product offerings to increase revenues; and

•	seeking additional capital through promissory notes, private placements, and other financing transactions.

There can be no assurance that these plans will be successful or that additional financing will be available on acceptable terms, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed consolidated balance sheet as of December 31, 2025 and the related interim unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended September 30, 2025 included in the Company’s Annual Report on Form 20-F, filed with the SEC on December 23, 2025. The Company completed its redomiciliation from the British Virgin Islands to Delaware on October 2, 2025 and is now a U.S. domestic issuer

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of December 31, 2025 and the results of operations and cash flows for the interim periods presented have been included. Interim results are not necessarily indicative of results for the full fiscal year or any future period. Operating results for the three-month period ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 or any future period.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of UMeWorld Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates all entities in which it holds a controlling financial interest, typically through ownership of a majority voting interest. Subsidiaries are included in the consolidated financial statements from the date control is obtained through the date control ceases.

During October 2025, ownership of Dagola Hong Kong Limited and its wholly owned subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd., was transferred to the Company in a related-party transaction. From that date forward, both entities have been included in the Company’s consolidated financial statements. The Company does not consolidate any entities under the variable interest entity model and does not utilize a variable interest entity structure.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses during the periods presented.

Significant estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation and obsolescence reserves, impairment of long-lived assets, realizability of deferred tax assets, and other valuation allowances, where applicable. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and highly liquid investments with original maturities of three months or less at the time of purchase.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods.

The Company’s revenue consists primarily of sales of DAG-based cooking oil and related health and wellness products through online marketplace platforms and distributor channels in the United States and Asia-Pacific. Revenue is recognized at a point in time when control of the product transfers to the customer, which is generally upon shipment or delivery, depending on contractual terms and the nature of the sales channel.

The Company applies the five-step model under ASC 606 to its customer contracts: (i) identify the contract with the customer, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the performance obligation is satisfied. For product sales, the Company’s contracts generally contain a single performance obligation.

The transaction price is based on the invoiced amount, net of estimated variable consideration, including expected returns, discounts, promotions, and platform fees, where applicable. Estimates of variable consideration are included in revenue only to the extent that it is probable that a significant reversal will not occur.

Payments received in advance of shipment are recorded as contract liabilities and recognized as revenue when control of the goods is transferred. Shipping and handling amounts charged to customers are included in revenue, and the related costs are included in cost of revenue.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The Company evaluates receivables for expected credit losses and records an allowance when collection is not considered probable based on historical experience, customer creditworthiness, and current economic conditions. As of December 31, 2025 and September 30, 2025, there was no allowance for expected credit losses.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method.

The Company records write-downs for excess, slow-moving, or obsolete inventory based on forecasted demand, product shelf life, and market conditions. Such write-downs are included in cost of revenue. No inventory write-offs were recorded during the three months ended December 31, 2025. For the year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

Cost of Revenue

Cost of revenue consists primarily of product acquisition costs, contract manufacturing and bottling costs, packaging materials, freight and import charges, fulfillment fees, and platform distribution costs associated with product sales.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. For the three months ended December 31, 2025 and 2024, revenues and expenses denominated in foreign currencies were translated into U.S. dollars using average exchange rates of approximately RMB 7.09 and RMB 7.19 per U.S. dollar, respectively. Assets and liabilities denominated in foreign currencies were translated using the exchange rates in effect at December 31, 2025 and September 30, 2025, respectively. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

Related Party Transactions

The Company follows ASC Topic 850, Related Party, for the identification of related parties and the disclosure of related party transactions. Transactions with related parties are recorded at amounts agreed upon between the parties. Related party balances and transactions are disclosed separately in the accompanying notes to the unaudited condensed consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Current income taxes are provided based on taxable income for the period using enacted tax rates applicable in the jurisdictions in which the Company operates.

Deferred tax assets and liabilities are recognized using the asset and liability method for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to be realized or settled.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized. A valuation allowance is recorded when management determines that it is more likely than not that some or all of a deferred tax asset will not be realized.

The Company recognizes the benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement. Interest and penalties related to income taxes, if any, are recognized as a component of income tax expense. No material interest or penalties were recognized for the three months ended December 31, 2025 and 2024.

The Company operates in multiple tax jurisdictions, including the United States and the People’s Republic of China, and is subject to examination by taxing authorities in those jurisdictions.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Net income (loss) includes all revenues, expenses, gains, and losses recognized in the condensed consolidated statements of operations.

Other comprehensive income (loss) includes gains and losses that are recorded directly in stockholders’ equity and are excluded from net income under U.S. GAAP. For the Company, other comprehensive income (loss) consists primarily of foreign currency translation adjustments arising from the translation of the financial statements of subsidiaries whose functional currencies are not the U.S. dollar.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, warrants, or convertible instruments, were exercised or converted into common shares. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares, when dilutive.

Potential common shares are excluded from the diluted earnings (loss) per share calculation when their effect would be anti-dilutive, including periods in which the Company reports a net loss.

For the three months ended December 31, 2025 and 2024, diluted loss per share is the same as basic loss per share because the inclusion of potential common shares would have been anti-dilutive.

Segment Reporting

The Company operates as a single operating and reportable segment, as the chief operating decision maker reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources.

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC Topic 450-20, Contingencies. Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company but will be resolved only when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves the exercise of judgment. In assessing loss contingencies related to legal proceedings pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of such proceedings or claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is reasonably possible, or is probable but cannot be reasonably estimated, the nature of the contingent liability and an estimate of the range of possible loss, if determinable and material, are disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

From time to time, the Company may be involved in legal proceedings and claims arising in the ordinary course of business. As of December 31, 2025, the Company is not a party to any material legal proceedings, and management is not aware of any pending or threatened claims that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, there can be no assurance that future developments will not materially adversely affect the Company’s business, financial position, results of operations, or cash flows.

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a three-level hierarchy for inputs used in measuring fair value, and requires related disclosures.

The fair value hierarchy prioritizes the inputs used in valuation techniques as follows:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement.

Financial assets and liabilities are classified as Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques in which at least one significant assumption or input is unobservable.

If the inputs used to measure the fair value of financial assets and liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of financial instruments included in current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short-term maturities.

Recently Issued Accounting Pronouncements

The Company has reviewed accounting standards issued by the Financial Accounting Standards Board (“FASB”) through the date of issuance of these condensed consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of
	December 31, 2025	September 30, 2025
Finished goods	$1,682,509	$13,410
	$1,682,509	$13,410

As of December 31, 2025, the increase in finished goods inventory primarily relates to initial product stocking associated with the start of sales activity in the Asia-Pacific region following the incorporation of the Company’s Hong Kong and PRC subsidiaries. Inventory levels related to United States operations were generally consistent with those reported at the fiscal year end of September 30, 2025.

No inventory write-offs were recorded during the three months ended December 31, 2025. For the year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

NOTE 4. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLES

Accounts payable, accrued liabilities and other payables consist of the following:

	As of
	December 31, 2025	September 30, 2025
Accounts payable	$1,670,243	$2,395
Accrued liabilities and other payables	$211,340	$212,556
Total	$1,881,583	$214,951

Accounts payable represents amounts due to vendors primarily for inventory purchases, operating expenses, and professional and technical services incurred in the ordinary course of business.

Accrued liabilities and other payables consist primarily of accrued operating expenses and advances from non-related parties. As of December 31, 2025 and September 30, 2025, the balance included advances from a non-related individual of $177,050 and $173,050, respectively. These advances are unsecured, non-interest bearing, and payable on demand.

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has relationships with certain directors, executive officers, and significant shareholders that are considered related parties under ASC Topic 850.

Name of Related Party	Relationship
Michael Lee	Director and Chief Executive Officer of the Company
Winfield, Yongbiao Ding	Chief Financial Officer of the Company
Ford Moore	Director of the Company
Dave Milroy	Director of the Company
First Scion Investments Limited	Shareholder (>5% shareholding)

During the three months ended December 31, 2025, the Company completed a related-party transfer of ownership of Dagola Hong Kong Limited from the Chief Executive Officer to the Company, after which Dagola Hong Kong Limited became a wholly owned subsidiary. Dagola Hong Kong Limited is the sole shareholder of Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd., which accordingly became an indirect wholly owned subsidiary of the Company upon the transfer.

Balances Due to Related Parties

Amounts due to related parties represent non-trade advances, unpaid compensation and expense reimbursements from directors and a significant shareholder arising in the ordinary course of supporting the Company’s operations. These balances are unsecured, non-interest bearing, and payable on demand.

Related Party	Balance as of December 31, 2025	Balance as of September 30, 2025
Michael Lee (CEO & Director)	$205,141	$154,647
Ford Moore (Director)	$49,000	$49,000
First Scion Investments Limited (Shareholder)	$75,722	$75,722
Total due to related parties	$329,863	$279,369

Balances due to Mr. Moore and First Scion Investments Limited were carried forward from prior periods and remain unsecured, non-interest bearing, and payable on demand.

No other material related-party transactions occurred during the three months ended December 31, 2025.

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 and 2024, the Company has no material lease obligations, capital commitments, or contingent liabilities that require accrual or material disclosure under ASC 450-20, Commitments.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 250,000,000 ordinary shares with a par value of $0.0001 per share.

The Company did not issue any shares of common stock during the three months ended December 31, 2025.

Shares Outstanding

As of December 31, 2025, the Company had 114,785,005 shares of common stock issued and outstanding. There was no change from September 30, 2025.

NOTE 8. INCOME TAXES

Prior to October 2, 2025, the Company was incorporated in the British Virgin Islands and generally was not subject to income taxes. On October 2, 2025, the Company completed its redomiciliation to the United States (Delaware) and became subject to U.S. federal and applicable state income taxes.

For the three months ended December 31, 2025 and 2024, the Company recorded no provision for income taxes, primarily due to operating losses and the full valuation allowance against deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of December 31, 2025 and September 30, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the United States and applicable foreign jurisdictions. Tax years remain subject to examination by taxing authorities in accordance with the respective statutes of limitation.

NOTE 9. SEGMENT REPORTING

The Company applies ASC Topic 280, Segment Reporting, in determining its reportable segments. An operating segment is a component of the business for which discrete financial information is available and regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing performance and allocating resources.

Management has determined that the Company operates as one operating and reportable segment, as its operations are focused on the development, marketing, and sale of functional nutrition and DAG-based cooking oil products under the DAGola® brand. The CODM reviews financial results on a consolidated basis, and discrete financial information is not prepared for separate business lines.

For the three months ended December 31, 2025, revenues were generated primarily from product sales through online and distribution channels in the United States, with limited initial revenues generated in Asia-Pacific late in the quarter. For the three months ended December 31, 2024, revenues were generated from sales in the United States only. The Company operates as a single reportable segment; accordingly, no additional segment disclosures are presented.

NOTE 10. CONCENTRATIONS OF RISK

The Company is exposed to various risks arising from its business operations. The primary risks include foreign currency risk, liquidity risk, product-liability exposure, and concentration risks related to customers and suppliers.

(a) Foreign Currency Exchange Rate Risk

The Company’s reporting currency is the U.S. dollar. Substantially all expenses were denominated in U.S. dollars during the three months ended December 31, 2025 and 2024. During the quarter ended December 31, 2025, the Company commenced limited sales activity in Asia, and a significant majority of the Company’s revenue for the period was generated from customers in China, resulting in certain transactions denominated in Renminbi. The Company also maintains a Hong Kong subsidiary, which is currently inactive and does not have significant transactions denominated in foreign currencies. While the Company is exposed to foreign currency exchange risk related to Renminbi-denominated transactions, such exposure is not considered material at this time.

(b) Liquidity Risk

The Company has incurred recurring operating losses and has a working capital deficiency. The Company’s ability to meet its obligations depends on generating additional revenues and obtaining external financing. These conditions are described further in the Going Concern note to the condensed consolidated financial statements.

(c) Product Liability Exposure

The Company records accruals for product-related claims when losses are probable and reasonably estimable. Historically, product returns and claims have not been material. No product liability accruals were recorded as of December 31, 2025 and September 30, 2025.

d) Customer / Revenue Concentration

The Company generates revenue through a limited number of distribution channels, including online marketplace platforms and distribution partners.

For the three months ended December 31, 2025, one distribution partner accounted for approximately 98% of the Company’s total revenue. No other individual customer or channel represented 10% or more of total revenue for the period.

For the three months ended December 31, 2024, substantially all of the Company’s revenue was generated through a single online marketplace channel.

Because the Company currently relies on a limited number of significant distribution channels, the loss of a key partner or a material reduction in sales through such channel could adversely affect the Company’s revenues and operating results.

(e) Geographic Concentration

The Company generates revenue from multiple geographic markets.

For the three months ended December 31, 2024, 100% of the Company’s total revenue was generated from sales in the United States.

For the three months ended December 31, 2025, approximately 98% of total revenue was generated from sales in China, with the remainder generated from the United States.

Changes in economic conditions, regulatory environments, trade policies, or market demand in these regions could adversely affect the Company’s revenues and results of operations.

(f) Supplier Concentration

The Company relies on third-party suppliers for specialized product inputs and finished goods.

For the three months ended December 31, 2025, one supplier accounted for approximately 99% of total cost of sales. No other individual supplier represented 10% or more of total cost of sales for the period. This supplier is the Company’s strategic manufacturing partner for DAG oil, which is a specialized ingredient used in the Company’s products.

For the three months ended December 31, 2024, the Company relied on a single supplier for substantially all of its cost of sales.

Due to the specialized nature of DAG oil production, the Company currently relies on this strategic partner as its primary source of supply. While additional qualified producers may exist, transitioning to an alternative supplier would require technical validation, commercial qualification, and regulatory and quality review, which could result in temporary supply disruption and margin variability.

Disruption in these supplier relationships could adversely affect operations.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes the standards for accounting for events occurring after the balance sheet date but before the consolidated financial statements are issued, the Company evaluated all events and transactions that occurred after December 31, 2025, through the date the audited consolidated financial statements were available to be issued. Based on this evaluation, management identified the following subsequent events requiring disclosure:

On January 16, 2026, Verdant Sustainable Fuel Sdn. Bhd. was incorporated in Malaysia. The entity was initially formed by the Company’s Chief Executive Officer and was subsequently transferred to the Company in a related-party transaction, after which it became a wholly owned subsidiary. Verdant Sustainable Fuel Sdn. Bhd. was established to support early-stage evaluation activities related to renewable fuel and sustainable aviation fuel feedstock initiatives and is pre-commercial. As of the issuance date of these condensed consolidated financial statements, the entity has not generated revenue.

On January 19, 2026, the Company approved the conversion of advances previously provided by the Chief Executive Officer and a director into shares of the Company’s common stock at a conversion price of $0.25 per share. Michael Lee, the Company’s Chief Executive Officer and a director, converted $154,647 of advances into 618,588 shares of common stock, and Ford Moore, a director, converted $49,000 of advances into 196,000 shares of common stock. In aggregate, $203,647 of related-party advances were converted into 814,588 shares of common stock. The conversion reduced amounts due to related parties and increased stockholders’ equity. The transaction was approved by the Board of Directors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D thereunder.

On January 21, 2026, following the Company’s previously completed redomiciliation to Delaware, FINRA implemented successor issuer recognition, assignment of a new CUSIP number, and a change in the Company’s trading symbol to UMEW. These actions did not affect the Company’s consolidated financial position or results of operations.

The Company did not identify any other subsequent events that require adjustment to or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Quarterly Report on Form 10-Q updates the information contained in the Company’s Annual Report on Form 20-F for the fiscal year ended September 30, 2025. This discussion should be read together with the audited consolidated financial statements and related notes included in that report, as well as the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Forward-looking statements are typically identified by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or similar expressions.

Forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements.

Company Overview

UMeWorld Inc. is a holding company focused on functional nutrition and health and wellness products. Following its exit from the education business in 2021, the Company repositioned its operations toward DAG-based cooking oil and related products marketed under the DAGola® brand through its wholly owned subsidiary, Dagola Inc., a Wyoming corporation.

The Company’s products are sold primarily through online marketplace platforms and direct-to-consumer channels in the United States. During the quarter ended December 31, 2025, the Company began limited initial sales activity in the Asia-Pacific region through its Hong Kong and People’s Republic of China subsidiaries.

Dagola Hong Kong Limited serves as a regional holding entity, and its wholly owned subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd., supports regulatory, distribution, and early-stage commercial activities in Mainland China.

On October 2, 2025, the Company completed its redomiciliation from the British Virgin Islands to the State of Delaware and transitioned from a foreign private issuer to a U.S. domestic issuer for SEC reporting purposes.

The Company’s strategy is focused on expanding distribution channels, increasing product availability, and developing additional functional nutrition offerings. The Company continues to operate with a capital-light model utilizing third-party manufacturing, packaging, and fulfillment providers.

Results of Operation

For the three months ended December 31, 2025 and 2024

Revenue

Revenue for the three months ended December 31, 2025 was $147,455, compared to $195 for the three months ended December 31, 2024. The increase was primarily attributable to fulfillment of an initial distributor purchase order in China in December 2025 through the Company’s PRC subsidiary, which represented substantially all of quarterly revenue. The remainder of revenue for the quarter was generated from sales in the United States through the Amazon marketplace channel.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended December 31, 2025 was $142,913, compared to $2,583 for the three months ended December 31, 2024. The increase was primarily attributable to higher sales volume in the current quarter, including fulfillment of a distributor order in China and increased Amazon channel sales in the United States, together with associated product, packaging, and freight costs. The Company operates a capital-light production model using third-party manufacturers, co-packers, and specialized ingredient suppliers. The Company sources its specialized DAG oil from a strategic manufacturing partner in China. Due to the technical nature of DAG oil production, supplier qualification requires specialized capabilities and validation procedures.

Gross profit for the three months ended December 31, 2025 was $4,542, compared to a gross loss of $2,388 in the prior-year quarter. Gross margin for the current quarter remained low primarily due to product mix, distributor pricing on an initial bulk order, fulfillment and logistics costs, and the impact of operating at relatively low production and sales scale, which limits fixed cost absorption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $143,296 for the three months ended December 31, 2025, compared to $12,322 for the three months ended December 31, 2024. The increase was primarily attributable to higher professional and advisory fees, increased executive compensation, and expanded corporate and compliance costs.

During the quarter, the Company engaged an external advisory firm for corporate and strategic advisory services and recorded a one-time fee of approximately $32,500. The Company also incurred consulting expenses under a services agreement with a business advisor at approximately $2,500 per month. In addition, executive compensation increased during the quarter, and the Company incurred higher legal, accounting, and reporting expenses associated with its corporate restructuring and expanded operating activities. The prior-year quarter reflected minimal operating activity and correspondingly lower overhead costs.

Net Loss

Net loss for the three months ended December 31, 2025 was $138,727, compared to a net loss of $14,710 for the three months ended December 31, 2024. Although revenue increased significantly in the current quarter, the Company recorded higher cost of revenues associated with distributor and marketplace sales and substantially higher operating expenses. The increase in operating expenses was driven primarily by one-time advisory fees, increased executive compensation, and higher legal, accounting, and reporting costs. As a result, the increase in gross profit was more than offset by higher operating expenses, leading to a larger net loss compared to the prior-year quarter.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a working capital deficiency of approximately $462,599 and has incurred recurring operating losses. The Company’s operations during the quarter were funded through a combination of product sales and advances from related parties.

Net cash used in operating activities for the three months ended December 31, 2025 primarily reflected the net loss for the period, increases in inventory associated with initial distributor stocking and channel availability, and payment of professional and advisory fees. These uses of cash were partially offset by advances from related parties and increases in accounts payable and accrued expenses.

For the three months ended December 31, 2024, net cash used in operating activities primarily reflected operating expenses and working capital changes, as the Company had minimal revenue and lower inventory purchases during that period. The increase in cash used in operating activities in 2025 compared to 2024 was primarily attributable to higher inventory purchases and operating expenses associated with expanded commercial activity, as well as repayments of $6,280 to related parties during the period.

During the quarter, the Company increased finished goods inventory levels to support distributor orders and marketplace availability. Management expects inventory levels to fluctuate based on distributor demand, purchase timing, and logistics planning.

The Company expects that it will need additional capital to support operations, working capital requirements, and business development activities. Management is evaluating financing alternatives, which may include related-party funding, private placements, and other capital raising transactions. There can be no assurance that additional financing will be available on acceptable terms, or at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as discussed in the Going Concern note to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Management believes the most significant estimates and judgments involve revenue recognition, inventory valuation and obsolescence reserves, realizability of deferred tax assets, and going concern assessment.

Revenue Recognition. Revenue is recognized when control of products transfers to customers. Judgments are required in determining the timing of transfer of control, variable consideration, and distributor and marketplace channel terms.

Inventory Valuation. Inventory is stated at the lower of cost or net realizable value. Management evaluates inventory for excess quantities and slow-moving items and records write-downs when necessary based on expected demand and market conditions.

Deferred Tax Assets. Deferred tax assets are reduced by a valuation allowance when management determines it is more likely than not that some or all of the deferred tax assets will not be realized.

Going Concern. Management evaluates whether conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued and considers plans to mitigate those conditions.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Standards

Recently issued accounting standards are described in Note 2 to the condensed consolidated financial statements. Management does not expect the adoption of standards not yet effective to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to limited market risk in the ordinary course of its business, primarily related to foreign currency exchange risk and credit risk.

Foreign Currency Exchange Risk

The Company’s reporting currency is the U.S. dollar. Substantially all revenues and a majority of expenses during the three months ended December 31, 2025 were denominated in U.S. dollars. During the quarter, the Company recorded limited sales and incurred certain expenses through its subsidiaries denominated in Renminbi and Hong Kong dollars.

The Company does not currently use derivative financial instruments or hedging arrangements to manage foreign currency risk. Based on the current level of foreign currency denominated transactions, management does not believe that a hypothetical 10% change in foreign currency exchange rates would have a material impact on the Company’s financial position, results of operations, or cash flows.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances with financial institutions it believes to be creditworthy. Accounts receivable arise primarily from marketplace platform settlements and distributor sales. The Company performs ongoing credit evaluations and maintains allowances for expected credit losses when appropriate.

Interest Rate Risk

The Company does not currently have material exposure to interest rate risk, as it does not maintain significant interest-bearing debt or interest-sensitive financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date due to deficiencies in internal control over financial reporting related to limited accounting personnel and segregation of duties.

Remediation

Management has begun implementing remediation measures to address these control deficiencies, including adding accounting and financial reporting resources, enhancing supervisory review controls, and improving segregation of duties where practical. The Company is also strengthening documentation and period-end review procedures. These remediation efforts are ongoing and will continue to be evaluated and refined.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. From time to time, the Company may be involved in ordinary course claims and matters that arise in the normal course of business. Management does not believe that the resolution of any such matters, if any, would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company depends on a specialized DAG oil supplier in China. DAG oil production requires technical capabilities and supplier qualification procedures, which limits available sources. A disruption in supply could delay production, increase costs, or reduce product availability.

A single supplier accounted for a substantial majority of the Company’s cost of sales for the quarter ended December 31, 2025. This supplier concentration increases exposure to supply interruption and pricing risk, which could adversely affect margins and operations.

 A substantial portion of the Company’s quarterly revenue was derived from a single distributor in China. The Company may not receive future orders from this distributor at similar volumes or pricing levels, and the loss of this distributor or a reduction in its purchases could materially adversely affect the Company’s revenues, cash flows, and results of operations.

The Company relies on third-party manufacturers, co-packers, and logistics providers. Service interruptions, capacity limits, or cost increases at these providers could disrupt fulfillment and increase operating costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue any unregistered equity securities during the three months ended December 31, 2025.

No proceeds were received from the sale of equity securities during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMEWORLD INC.

Dated: February 24, 2026	/s/ Michael Lee
Michael Lee
CEO, President, and Director
(Principal Executive Officer)

Dated: February 24, 2026	/s/ Winfield Ding
Winfield Ding
Chief Financial Officer
(Principal Financial and Accounting Officer

