Form 10-Q
period 2026-03-31
UMeWorld Inc.
filed 2026-05-14
CIK 1114936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2026
Common Stock, $0.0001 par value	116,099,594

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UMEWORLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2026 (Unaudited)	September 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$145,445	$154,353
Deposit	2,690	1,130
Prepayment	1,762	514
Accounts Receivable	4,006	1,002
Inventory	1,367,582	13,410
TOTAL CURRENT ASSETS	1,521,485	170,409
TOTAL ASSETS	$1,521,485	$170,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	1,359,636	2,395
Due to related parties	163,442	279,369
Accrued liabilities and other payables	212,667	212,556
TOTAL CURRENT LIABILITIES	1,735,745	494,320
TOTAL LIABILITIES	$1,735,745	$494,320

STOCKHOLDERS’ DEFICIT
Ordinary shares: $ 0.0001 par value;
Authorized: 250,000,000 shares; Issued and outstanding: 114,785,005 shares as of September 30, 2025 and 116,099,593 shares as of March 31, 2026	11,610	11,479
Additional paid-in capital	31,947,769	31,594,254
Accumulated other comprehensive income	182	-
Accumulated deficit	(32,173,821)	(31,929,644)
Total stockholders’ deficit	(214,260)	(323,911)

TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$1,521,485	$170,409

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025

REVENUE	$351,187	$411	$498,642	$606

Cost of revenues	(336,035)	(2,135)	(478,948)	(4,718)

GROSS INCOME (LOSS)	15,152	(1,724)	19,694	(4,112)

OPERATING EXPENSES
Selling, general and administrative expenses	120,631	19,266	263,927	31,588
TOTAL OPERATING EXPENSES	120,631	19,266	263,927	31,588

LOSS FROM CONTINUING OPERATIONS	(105,479)	(20,990)	(244,233)	(35,700)

OTHER INCOME (EXPENSE)
Other income	29	32	56	32
TOTAL OTHER INCOME, NET	29	-	56	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(105,450)	(20,958)	(244,177)	(35,668)

NET LOSS FROM CONTINUING OPERATIONS	(105,450)	(20,958)	(244,177)	(35,668)
Net loss from discontinued operations, net of tax	-	-	-	-

NET LOSS	$(105,450)	$(20,958)	$(244,177)	$(35,668)

Comprehensive loss:
Net loss	$(105,450)	$(20,958)	$(244,177)	$(35,668)
Foreign currency translation (loss) income	-	-	-
Total comprehensive loss	$(105,450)	$(20,958)	$(244,177)	$(35,668)

Loss per share:
Net loss from continuing operations per share of ordinary share - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00
Net loss from discontinued operations per share of ordinary share – basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00
Weighted average number of ordinary shares outstanding:
Basic and diluted	116,099,593	111,785,005	116,099,593	111,785,005

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of September 30, 2024	111,785,005	$11,179	$31,294,554	$(31,671,468)	$0	$(365,735)
Net loss	-	-	-	(14,710)	-	(14,710)
Balance as of December 31, 2024	111,785,005	$11,179	$31,294,554	$(31,686,178)	$0	$(380,445)
Net loss	-	-	-	(20,958)	-	(20,958)
Balance as of March 31, 2025	111,785,005	$11,179	$31,294,554	$(31,707,136)	$0	$(401,403)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of September 30, 2025	114,785,005	$11,479	$31,594,254	$(31,929,644)	$0	$(323,911)
Net loss	-	-	-	(138,727)	-	(138,727)
Foreign currency translation adjustment	-	-	-	-	39	39
Balance as of December 31, 2025	114,785,005	$11,479	$31,594,254	$(32,068,371)	$39	$(462,599)
Stock issued for debt	814,588	81	203,565	-	-	203,646
Stock issued for cash	500,000	50	149,950	-	-	150,000
Net loss	-	-	-	(105,450)	-	(105,450)
Foreign currency translation adjustment	-	-	-	-	143	143
Balance as of March 31, 2026	116,099,593	$11,610	$31,947,769	$(32,173,821)	$182	$(214,260)

The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,450)	$(20,958)	$(244,177)	$(35,668)
Changes in assets and liabilities:
Accounts receivable	(3,944)	(14)	(3,004)	(6)
Deposit	920	0	(1,560)	0
Prepayment	0	17,608	(1,248)	(5,005)
Inventory	314,927	(30,862)	(1,354,172)	(30,710)
Accounts payable	(310,607)	(14,891)	1,357,241	(103)
Accrued liabilities and other payables	1,327	(9,000)	111	(39,879)
Due to related parties	(166,421)	0	(115,927)	-
NET CASH USED IN OPERATING ACTIVITIES	(269,248)	(58,117)	(362,736)	(111,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	150,000		150,000	0
Issuance stock for loan conversion	203,646		203,646	0
Proceeds from related parties	0	20,380	0	14,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	353,646	20,380	353,646	14,100
Effect of foreign exchange on cash	143	0	182	0
NET INCREASE (DECREASE) IN CASH	84,541	(37,737)	(8,908)	(97,271)
Cash and cash equivalents at beginning of year	60,904	62,275	154,353	121,809
Cash and cash equivalents at end of year	$145,445	$24,538	$145,445	$24,538

The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

UMeWorld Inc. (the “Company”) is a holding company focused on functional nutrition and lipid-based consumer products and conducts its operations through wholly owned subsidiaries in the United States and the Asia-Pacific region.

The Company’s primary operating subsidiary, Dagola Inc., is engaged in the sales, distribution, and marketing of DAGola® branded diacylglycerol (“DAG”)-based cooking oil products in the United States through online marketplace platforms and direct-to-consumer channels.

During 2025, the Company established an Asia-Pacific holding structure through Dagola Hong Kong Limited and its wholly owned subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd. In October 2025, Dagola Hong Kong Limited and its wholly owned PRC subsidiary became wholly owned subsidiaries of the Company through a reorganization involving entities under common control. The PRC subsidiary commenced revenue-generating activities in December 2025.

On October 2, 2025, the Company completed its redomiciliation from the British Virgin Islands to the State of Delaware and, in connection therewith, transitioned from a foreign private issuer to a U.S. domestic issuer for purposes of reporting under the Securities Exchange Act of 1934, as amended.

On January 16, 2026, the Company incorporated Verdant Sustainable Fuel Malaysia Sdn. Bhd. (“Verdant Malaysia”), a wholly owned subsidiary established to support the evaluation and development of sustainable aviation fuel (“SAF”) and related renewable fuels initiatives in Malaysia. Verdant Malaysia is currently engaged in preliminary project development and administrative activities.

The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company does not utilize a variable interest entity structure.

As of March 31, 2026, the Company’s consolidated subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of Interest	Principal Activities	Nature of Company
Dagola Inc.	January 28, 2022	United States (Wyoming)	100%	Cooking oil sales and distribution	Operating subsidiary
Dagola Hong Kong Limited	August 25, 2025	Hong Kong	100%	Non-operating holding company	Holding subsidiary (inactive)
Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd.	September 25, 2025	People’s Republic of China	100%	Cooking oil sales and distribution	Operating subsidiary
Verdant Sustainable Fuel Malaysia Sdn. Bhd.	January 16, 2026	Malaysia	100%	Project development and administrative activities related to sustainable aviation fuel (SAF)	Non-operating subsidiary

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business.

For the six months ended March 31, 2026, the Company incurred a net loss of $244,177. As of March 31, 2026, the Company had an accumulated deficit of $32,173,821 and a working capital deficiency of $214,259. These conditions, together with recurring operating losses and reliance on external financing, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

The interim unaudited condensed consolidated balance sheet as of March 31, 2026 and the related interim unaudited condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended September 30, 2025 included in the Company’s Annual Report on Form 20-F, filed with the SEC on December 23, 2025. The Company completed its redomiciliation from the British Virgin Islands to the State of Delaware on October 2, 2025 and, in connection therewith, transitioned from a foreign private issuer to a U.S. domestic issuer.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and the results of operations and cash flows for the interim periods presented have been included. Interim results are not necessarily indicative of results for the full fiscal year or any future period.

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

In October 2025, Dagola Hong Kong Limited and its wholly owned subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd., became wholly owned subsidiaries of the Company through a reorganization involving entities under common control. From that date forward, both entities have been included in the Company’s consolidated financial statements.

On January 16, 2026, Verdant Sustainable Fuel Malaysia Sdn. Bhd. was incorporated in Malaysia. The entity was initially formed by the Company’s Chief Executive Officer and was subsequently transferred to the Company in a reorganization involving entities under common control, after which it became a wholly owned subsidiary of the Company.

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

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The Company evaluates receivables for expected credit losses and records an allowance when collection is not considered probable based on historical experience, customer creditworthiness, and current economic conditions. As of March 31, 2026 and September 30, 2025, there was no allowance for expected credit losses.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method.

The Company records write-downs for excess, slow-moving, or obsolete inventory based on forecasted demand, product shelf life, and market conditions. Such write-downs are included in cost of revenue. No inventory write-offs were recorded during the three months ended March 31, 2026. For the year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

Cost of Revenue

Cost of revenue consists primarily of product acquisition costs, contract manufacturing and bottling costs, packaging materials, freight and import charges, fulfillment fees, and platform distribution costs associated with product sales.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. For the six months ended March 31, 2026 and 2025, revenues and expenses denominated in foreign currencies were translated into U.S. dollars using average exchange rates of approximately RMB 7.09 and RMB 7.19 per U.S. dollar, respectively, and MYR 4.43 and MYR 4.67 per U.S. dollar, respectively. Assets and liabilities are translated using exchange rates in effect at the balance sheet dates. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

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

The Company recognizes the benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement. Interest and penalties related to income taxes, if any, are recognized as a component of income tax expense. No material interest or penalties were recognized for the six months ended March 31, 2026 and 2025.

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

For the six months ended March 31, 2026 and 2025, diluted loss per share is the same as basic loss per share because the inclusion of potential common shares would have been anti-dilutive.

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

From time to time, the Company may be involved in legal proceedings and claims arising in the ordinary course of business. As of March 31, 2026, the Company is not a party to any material legal proceedings, and management is not aware of any pending or threatened claims that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, there can be no assurance that future developments will not materially adversely affect the Company’s business, financial position, results of operations, or cash flows.

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

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2026	September 30, 2025
Finished goods	$1,367,582	$13,410
	$1,367,582	$13,410

As of March 31, 2026, the increase in finished goods inventory compared to September 30, 2025 primarily relates to initial product stocking associated with the expansion of sales activity in the Asia-Pacific region, following the establishment of the Company’s Hong Kong and PRC subsidiaries. Inventory levels related to United States operations remained generally consistent with prior periods.

No inventory write-offs were recorded during the six months ended March 31, 2026. For the fiscal year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

NOTE 4. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLES

Accounts payable, accrued liabilities and other payables consist of the following:

	As of
	March 31, 2026	September 30, 2025
Accounts payable	$1,359,636	$2,395
Accrued liabilities and other payables	$212,666	$212,556
Total	$1,572,302	$214,951

Accounts payable represents amounts due to vendors primarily for inventory purchases, operating expenses, and professional and technical services incurred in the ordinary course of business.

Accrued liabilities and other payables consist primarily of accrued operating expenses and advances from non-related parties. As of March 31, 2026 and September 30, 2025, the balance included advances from a non-related individual of $177,050 and $173,050, respectively. These advances are unsecured, non-interest bearing, and payable on demand.

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

On January 16, 2026, the Company acquired 100% of the equity interest in Verdant Sustainable Fuel Malaysia Sdn. Bhd. from the Company’s Chief Executive Officer through a transaction involving entities under common control, after which the entity became a wholly owned subsidiary of the Company.

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

Related Party	Balance as of March 31, 2026	Balance as of September 30, 2025
Michael Lee (CEO & Director)	$87,720	$154,647
Ford Moore (Director)	$-	$49,000
First Scion Investments Limited (Shareholder)	$75,722	$75,722
Total due to related parties	$163,442	$279,369

Balances due to First Scion Investments Limited were carried forward from prior periods and remain unsecured, non-interest bearing, and payable on demand.

No other material related-party transactions occurred during the six months ended March 31, 2026.

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of March 31, 2026 and 2025, the Company has no material lease obligations, capital commitments, or contingent liabilities that require accrual or material disclosure under ASC 450-20, Commitments.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 250,000,000 ordinary shares with a par value of $0.0001 per share.

During the three months ended March 31, 2026, the Company issued 814,588 shares of common stock in connection with the conversion of $203,647 of related-party advances at a conversion price of $0.25 per share. On February, 2026, the Company issued 500,000 shares of common stock to a non-affiliated investor at a purchase price of $0.30 per share, for total gross proceeds of $150,000.

Shares Outstanding

As of March 31, 2026, the Company had 116,099,593 shares of common stock issued and outstanding, representing an increase of 1,314,588 shares, primarily attributable to the conversion of related-party advances and the issuance of shares to a non-affiliated investor during the period.

NOTE 8. INCOME TAXES

Prior to October 2, 2025, the Company was incorporated in the British Virgin Islands and generally was not subject to income taxes. On October 2, 2025, the Company completed its redomiciliation to the United States (Delaware) and became subject to U.S. federal and applicable state income taxes. Dagola Inc. is subject to U.S. federal corporate income tax at a statutory rate of 21%, in addition to applicable state income taxes. Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd. is subject to PRC enterprise income tax at a statutory rate of 25%. Verdant Sustainable Fuel Malaysia Sdn. Bhd. is subject to the applicable Malaysian corporate income tax regime; however, no material taxable activity had commenced as of March 31, 2026.

For the six months ended March 31, 2026 and 2025, the Company recorded no provision for income taxes primarily due to operating losses, offsetting tax attributes, and the full valuation allowance recorded against deferred tax assets. The Company’s PRC subsidiary generated limited taxable income during the six months ended March 31, 2026; however, the related income tax expense was not material to the consolidated financial statements. The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2026	March 31, 2025
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign tax rate differential	(1.2)%	-
Change in valuation allowance	(19.8)%	(21.0)%
Other permanent differences	-	-
Effective income tax rate	0.0%	0.0%

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of March 31, 2026 and September 30, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files income tax returns in the United States and applicable foreign jurisdictions. Tax years remain subject to examination by taxing authorities in accordance with the respective statutes of limitation.

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

For the six months ended March 31, 2026, substantially all revenues were generated from distribution activities in the People’s Republic of China, with nominal revenues generated in the United States. For the six months ended March 31, 2025, revenues were generated from sales in the United States only. The Company operates as a single reportable segment; accordingly, no additional segment disclosures are presented.

NOTE 10. CONCENTRATIONS OF RISK

The Company is exposed to various risks arising from its business operations. The primary risks include foreign currency risk, liquidity risk, product-liability exposure, and concentration risks related to customers and suppliers.

(a) Foreign Currency Exchange Rate Risk

The Company’s reporting currency is the U.S. dollar. Substantially all expenses were denominated in U.S. dollars during the six months ended March 31, 2026 and 2025.

During the six months ended March 31, 2026, the Company expanded its sales activities in Asia, and a portion of the Company’s revenue was generated from customers in the People’s Republic of China, resulting in transactions denominated in Renminbi (“RMB”). The Company is therefore exposed to foreign currency exchange rate risk associated with RMB-denominated transactions.

The Company also maintains subsidiaries in Hong Kong, the People’s Republic of China, and Malaysia. The Hong Kong subsidiary is a non-operating holding entity and does not have significant foreign currency-denominated transactions. The Malaysia subsidiary is currently engaged in preliminary project development and administrative activities related to sustainable aviation fuel initiatives and incurred limited expenses denominated in Malaysian Ringgit (“MYR”) during the period. The Company’s exposure to foreign currency exchange rate risk was not material as of March 31, 2026.

(b) Liquidity Risk

The Company has incurred recurring operating losses and has a working capital deficiency. The Company’s ability to meet its obligations depends on generating additional revenues and obtaining external financing. These conditions are described further in the Going Concern note to the condensed consolidated financial statements.

(c) Product Liability Exposure

The Company records accruals for product-related claims when losses are probable and reasonably estimable. Historically, product returns and claims have not been material. No product liability accruals were recorded as of March 31, 2026 and September 30, 2025.

d) Customer / Revenue Concentration

The Company generates revenue through a limited number of distribution channels, including online marketplace platforms and distribution partners.

For the six months ended March 31, 2026, one distribution partner accounted for approximately 88.94% of the Company’s total revenue. No other individual customer accounted for 10% or more of total revenue for the period.

For the six months ended March 31, 2025, substantially all of the Company’s revenue was generated through a single online marketplace channel.

Because the Company currently relies on a limited number of significant distribution channels, the loss of a key partner or a material reduction in sales through such channels could adversely affect the Company’s revenues and operating results.

(e) Geographic Concentration

The Company generates revenue from multiple geographic markets.

For the six months ended March 31, 2026, approximately 99.17% of the Company’s total revenue was generated from sales in the People’s Republic of China, with the remainder generated from the United States.

For the six months ended March 31, 2025, 100% of the Company’s total revenue was generated from sales in the United States.

Changes in economic conditions, regulatory environments, trade policies, or market demand in these regions could adversely affect the Company’s revenues and results of operations.

(f) Supplier Concentration

The Company relies on third-party suppliers for key product inputs and finished goods.

For the six months ended March 31, 2026, the Company relied on a limited number of suppliers and manufacturing partners for substantially all of its core product inputs and manufacturing services. One supplier represented the Company’s primary manufacturing partner for DAG oil, a specialized ingredient used in the Company’s products.. No other individual supplier accounted for 10% or more of total cost of sales for the period. This supplier serves as the Company’s primary manufacturing partner for DAG oil, a specialized ingredient used in the Company’s products.

For the six months ended March 31, 2025, the Company relied on a single supplier for substantially all of its cost of sales.

Due to the specialized nature of DAG oil production, the Company currently depends on this supplier as its primary source of supply. While alternative suppliers may be available, transitioning to a new supplier would require technical validation, commercial qualification, and regulatory and quality review, which could result in temporary supply disruptions and variability in product costs.

Any disruption in this supplier relationship could adversely affect the Company’s operations.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after March 31, 2026 through the date these condensed consolidated financial statements were issued.

The Company did not identify any subsequent events that require adjustment to or disclosure in the condensed consolidated financial statements.

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

Company Overview

UMeWorld Inc. (the “Company”) is a holding company focused on functional nutrition and health and wellness products. Following its exit from the education business in 2021, the Company repositioned its operations toward diacylglycerol (“DAG”)-based cooking oil and related products marketed under the DAGola® brand through its wholly owned subsidiary, Dagola Inc., a Wyoming corporation.

The Company’s products are sold primarily through online marketplace platforms and direct-to-consumer channels in the United States. During the three months ended March 31, 2026, the Company continued to expand its sales and distribution activities in the Asia-Pacific region through its subsidiaries in Hong Kong and the People’s Republic of China.

Dagola Hong Kong Limited serves as a regional holding entity. Its wholly owned subsidiary, Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd., supports regulatory compliance, distribution development, and early-stage commercialization activities in Mainland China.

On October 2, 2025, the Company completed its redomiciliation from the British Virgin Islands to the State of Delaware and, in connection therewith, transitioned from a foreign private issuer to a U.S. domestic issuer for purposes of reporting under the Securities Exchange Act of 1934, as amended.

The Company’s strategy is focused on expanding distribution channels, increasing product availability, and developing additional functional nutrition products. The Company operates a capital-light business model, utilizing third-party manufacturing, packaging, and fulfillment providers.

Results of Operation

For the Three Months ended March 31, 2026 and 2025

Revenue

Revenue for the three months ended March 31, 2026 was $351,187, compared to $411 for the three months ended March 31, 2025. The increase was primarily attributable to sales generated through the Company’s PRC subsidiary, reflecting continued distributor channel activity following the Company’s initial market entry in late 2025.

Revenue from the United States, including sales through the Amazon marketplace platform, was nominal during the current quarter and did not represent a significant portion of total revenue.

The prior-year quarter reflected minimal operating activity, as the Company had not yet commenced meaningful revenue-generating operations in its Asia-Pacific segment.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2026 was $336,035, compared to $2,135 for the three months ended March 31, 2025. The increase was primarily attributable to higher sales volume in the current quarter, driven by distributor channel activity in China, along with associated product costs, packaging, logistics, and fulfillment expenses.

The Company operates a capital-light production model utilizing third-party manufacturers, co-packers, and specialized ingredient suppliers. The Company sources its diacylglycerol (“DAG”) oil from a strategic manufacturing partner in China. Due to the specialized nature of DAG oil production, supplier qualification requires technical capabilities and validation procedures.

Gross profit for the three months ended March 31, 2026 was $15,152, compared to a gross loss of $1,724 in the prior-year quarter. Gross margin remained modest in the current quarter, reflecting product mix, distributor pricing associated with early-stage channel development, logistics and fulfillment costs, and the impact of operating at relatively low scale, which limits fixed cost absorption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $120,631 for the three months ended March 31, 2026, compared to $19,266 for the three months ended March 31, 2025. The increase was primarily attributable to higher professional and advisory fees, increased executive compensation, and expanded corporate, compliance, and reporting costs associated with the Company’s transition to a U.S. reporting issuer and the expansion of its operating activities.

During the quarter, the Company engaged external advisors for corporate and strategic initiatives and incurred professional service fees, including advisory and consulting expenses. In addition, the Company incurred higher legal, accounting, and regulatory compliance costs, as well as increased personnel-related expenses. The prior-year quarter reflected limited operations and correspondingly lower overhead expenses.

Net Loss

Net loss for the three months ended March 31, 2026 was $105,450, compared to a net loss of $20,958 for the three months ended March 31, 2025. While the Company generated meaningful revenue and positive gross profit in the current quarter, operating expenses increased as the Company invested in corporate infrastructure, professional services, and market expansion initiatives.

The increase in net loss relative to the prior-year quarter was primarily driven by higher selling, general and administrative expenses associated with scaling the business, partially offset by improved gross profit resulting from increased sales volume. Management expects operating expenses to remain elevated in the near term as the Company continues to invest in growth, while seeking to improve gross margins and operating leverage over time.

For the Six Months Ended March 31, 2026 and 2025

Revenue

Revenue for the six months ended March 31, 2026 was $498,642, compared to $606 for the six months ended March 31, 2025. The increase was primarily attributable to the Company’s expansion into the Asia-Pacific market in late 2025, including initial distributor sales in December 2025 and continued distributor channel activity during the three months ended March 31, 2026.

Revenue from the United States, including sales through the Amazon marketplace platform, remained nominal during the current period and did not represent a significant portion of total revenue. The prior-year period reflected minimal operating activity and limited revenue generation.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended March 31, 2026 was $478,948, compared to $4,718 for the six months ended March 31, 2025. The increase was primarily attributable to higher sales volume associated with distributor channel activity in China, along with related product costs, packaging, logistics, and fulfillment expenses.

The Company operates a capital-light production model utilizing third-party manufacturers, co-packers, and specialized ingredient suppliers. The Company sources its diacylglycerol (“DAG”) oil from a strategic manufacturing partner in China, and supplier qualification requires technical capabilities and validation procedures.

Gross profit for the six months ended March 31, 2026 was $19,694, compared to a gross loss of $4,112 for the six months ended March 31, 2025.. Gross margin remained modest due to product mix, distributor pricing associated with early-stage market development, logistics and fulfillment costs, and the impact of operating at relatively low scale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $263,927 for the six months ended March 31, 2026, compared to $31,588 for the six months ended March 31, 2025. The increase was primarily attributable to higher professional and advisory fees, increased executive compensation, and expanded corporate, compliance, and reporting costs associated with the Company’s transition to a U.S. reporting issuer and the expansion of its operating activities.

For the six months ended March 31, 2026, the Company engaged external advisors for corporate and strategic initiatives and incurred professional service fees, including advisory and consulting expenses. In addition, the Company incurred higher legal, accounting, and regulatory compliance costs, as well as increased personnel-related expenses. The prior-year period reflected limited operations and correspondingly lower overhead expenses.

Net Loss

Net loss for the six months ended March 31, 2026 was $244,177, compared to a net loss of $35,668 for the six months ended March 31, 2025. While the Company generated meaningful revenue and positive gross profit during the current period, operating expenses increased as the Company invested in corporate infrastructure, professional services, and market expansion initiatives.

The increase in net loss relative to the prior-year period was primarily driven by higher selling, general and administrative expenses associated with scaling the business, partially offset by improved gross profit resulting from increased sales volume.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a working capital deficiency of approximately $214,260 and has incurred recurring operating losses. The Company’s operations during the six months ended March 31, 2026 were funded primarily through proceeds from the issuance of common stock to a non-affiliated investor. The Company has historically relied on related party funding to support operations.

Net cash used in operating activities for the six months ended March 31, 2026 primarily reflected the net loss for the period, increases in inventory associated with initial distributor stocking and channel expansion, and payment of professional and advisory fees. These uses of cash were partially offset by increases in accounts payable, reflecting the timing of inventory purchases and vendor payments.

Net cash provided by financing activities for the six months ended March 31, 2026 primarily consisted of proceeds from the issuance of common stock to a non-affiliated investor and advances from related parties used to support working capital and operating activities. These inflows were partially offset by repayments of related-party advances during the period.

For the six months ended March 31, 2025, net cash used in operating activities primarily reflected operating expenses and working capital changes, as the Company had minimal revenue and lower inventory purchases during that period. The increase in cash used in operating activities in 2026 compared to 2025 was primarily attributable to higher inventory purchases and operating expenses associated with expanded commercial activity, as well as repayments of $6,280 to related parties during the period.

For the six months ended March 31, 2025, net cash provided by financing activities primarily consisted of advances from related parties used to fund operating expenses and working capital requirements.

Inventory levels increased significantly during the period to support anticipated distributor demand and marketplace availability. Inventory levels are expected to fluctuate based on distributor demand, purchase timing, and logistics planning. If actual demand does not materialize as expected, the Company may be required to record inventory write-downs to net realizable value.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Foreign Currency Exchange Risk

The Company’s reporting currency is the U.S. dollar. Substantially all revenues and a majority of expenses during the six months ended March 31, 2026 were denominated in U.S. dollars. During the period, the Company recorded limited sales and incurred certain expenses through its subsidiaries denominated in Renminbi, Hong Kong dollars, and Malaysian Ringgit.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date due to deficiencies in internal control over financial reporting related to limited accounting personnel and segregation of duties.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A single supplier accounted for a substantial majority of the Company’s cost of sales for the quarter ended March 31, 2026. This supplier concentration increases exposure to supply interruption and pricing risk, which could adversely affect margins and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2026, the Company issued an aggregate of 814,588 shares of its common stock to its Chief Executive Officer and a director in connection with the conversion of $203,647 of advances at a conversion price of $0.25 per share. The issuance was conducted in a private transaction and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2).

On February 26, 2026, the Company issued 500,000 shares of its common stock to a non-affiliated investor at a purchase price of $0.30 per share, for total gross proceeds of $150,000. The issuance was conducted in a private placement and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D thereunder.

The Company intends to use the proceeds from the sale of shares for general working capital and corporate purposes.

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

UMEWORLD INC.

Dated: May 14, 2026	/s/ Michael Lee
Michael Lee
CEO, President, and Director
(Principal Executive Officer)

Dated: May 14, 2026	/s/ Winfield Ding
Winfield Ding
Chief Financial Officer
(Principal Financial and Accounting Officer

