Form 10-Q
period 2026-06-30
UMeWorld Inc.
filed 2026-08-13
CIK 1114936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2026
Common Stock, $0.0001 par value	116,099,593

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UMEWORLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2026 (Unaudited)	September 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$86,259	$154,353
Deposit	2,688	1,130
Prepayment	1,762	514
Accounts Receivable	531,065	1,002
Inventory	890,686	13,410
TOTAL CURRENT ASSETS	1,512,460	170,409
TOTAL ASSETS	$1,512,460	$170,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	1,376,774	2,395
Due to related parties	219,658	279,369
Accrued liabilities and other payables	222,340	212,556
TOTAL CURRENT LIABILITIES	1,818,772	494,320
TOTAL LIABILITIES	$1,818,772	$494,320

STOCKHOLDERS’ DEFICIT
Common shares: $0.0001 par value;
Authorized: 250,000,000 shares; Issued and outstanding: 114,785,005 shares as of September 30, 2025 and 116,099,593 shares as of June 30, 2026	11,610	11,479
Additional paid-in capital	31,947,769	31,594,254
Accumulated other comprehensive income	1,015	-
Accumulated deficit	(32,266,706)	(31,929,644)
Total stockholders’ deficit	(306,312)	(323,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,512,460	$170,409

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025

REVENUE	$540,359	$341	$1,039,001	$947

Cost of revenues	(497,542)	(1,743)	(976,490)	(6,461)

GROSS INCOME (LOSS)	42,817	(1,402)	62,511	(5,514)

OPERATING EXPENSES
Selling, general and administrative expenses	135,712	19,484	399,639	51,072
TOTAL OPERATING EXPENSES	135,712	19,484	399,639	51,072

LOSS FROM CONTINUING OPERATIONS	(92,895)	(20,886)	(337,128)	(56,586)

OTHER INCOME (EXPENSE)
Other income	10	1	66	33
TOTAL OTHER INCOME, NET	10	1	66	33

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(92,885)	(20,885)	(337,062)	(56,553)

Income tax expense	-	-	-	-

NET LOSS	$(92,885)	$(20,885)	$(337,062)	$(56,553)

Comprehensive loss:
Net loss	$(92,885)	$(20,885)	$(337,062)	$(56,553)
Foreign currency translation (loss) income	833	-	1,105	-
Total comprehensive loss	$(92,052)	$(20,885)	$(335,957)	$(56,553)

Loss per share:
Net loss from continuing operations per share of ordinary share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	116,099,593	111,785,005	116,099,593	111,785,005

 The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive income	Total stockholders’
	Shares	Amount	capital	deficit	(loss)	deficit
Balance as of September 30, 2024	111,785,005	$11,179	$31,294,554	$(31,671,468)	$-	$(365,735)
Net loss	-	-	-	(14,710)	-	(14,710)
Balance as of December 31, 2024	111,785,005	$11,179	$31,294,554	$(31,686,178)	$-	$(380,445)
Net loss	-	-	-	(20,958)	-	(20,958)
Balance as of March 31, 2025	111,785,005	$11,179	$31,294,554	$(31,707,136)	$-	$(401,403)
Net loss				(20,885)		(20,885)
Balance as of June 30, 2025	111,785,005	$11,179	$31,294,554	$(31,728,021)	$-	$(422,288)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive income	Total stockholders’
	Shares	Amount	capital	deficit	(loss)	deficit
Balance as of September 30, 2025	114,785,005	$11,479	$31,594,254	$(31,929,644)	$-	$(323,911)
Net loss	-	$-	-	$(138,727)	$-	$(138,727)
Foreign currency translation adjustment	-	$-	$-	$-	$39	$39
Balance as of December 31, 2025	114,785,005	$11,479	$31,594,254	$(32,068,371)	$39	$(462,599)
Stock issued for debt	814,588	$81	$203,565	$-	$-	$203,646
Stock issued for cash	500,000	$50	$149,950	$-	$-	$150,000
Net loss	-	$-	$-	$(105,450)	$-	$(105,450)
Foreign currency translation adjustment	-	$-	$-	$-	$143	$143
Balance as of March 31, 2026	116,099,593	$11,610	$31,947,769	$(32,173,821)	$182	$(214,260)
Net loss	-	$-	$-	$(92,885)	$-	$(92,885)
Foreign currency translation adjustment	-	$-	$-	$-	$833	$833
Balance as of June 30, 2026	116,099,593	$11,610	$31,947,769	$(32,266,706)	$1,015	$(306,312)

The accompanying notes are an integral part of these consolidated financial statements.

UMEWORLD INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,885)	$(20,885)	$(337,062)	$(56,553)
Changes in assets and liabilities:
Accounts receivable	(527,059)	(116)	(530,063)	(122)
Deposit	2	-	(1,558)	-
Prepayment	-	4102	(1,248)	(903)
Inventory	476,896	(11,622)	(877,276)	(42,332)
Accounts payable	17,138	536	1,374,379	433
Accrued liabilities and other payables	9,673	(8,000)	9,784	(47,879)
Due to related parties	56,216	25,862	143,935)	25,862
NET CASH USED IN OPERATING ACTIVITIES	(60,019)	(10,123)	(219,109)	(121,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	150,000	-
Proceeds from related parties	-	(14,100)	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(14,100)	150,000	-
Effect of foreign exchange on cash	833	-	1,015	-
NET DECREASE IN CASH	(59,186)	(24,223)	(68,094)	(121,494)
Cash and cash equivalents at beginning of year	145,445	24,538	154,353	121,809
Cash and cash equivalents at end of year	$86,259	$315	$86,259	$315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-
Supplemental non-cash financing activity:
Related-party advances converted into common stock	$-	$-	$203,646	$-

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

As of June 30, 2026, the Company’s consolidated subsidiaries are as follows:

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

For the nine months ended June 30, 2026, the Company incurred a net loss of $337,062. As of June 30, 2026, the Company had an accumulated deficit of $32,266,706 and a working capital deficiency of $306,312. These conditions, together with recurring operating losses and reliance on external financing, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

The interim unaudited condensed consolidated balance sheet as of June 30, 2026 and the related interim unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and the results of operations and cash flows for the interim periods presented have been included. Interim results are not necessarily indicative of results for the full fiscal year or any future period.

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

Significant estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the allowance for expected credit losses on accounts receivable, inventory valuation and obsolescence reserves, impairment of long-lived assets, realizability of deferred tax assets, and other valuation allowances, where applicable. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

The transaction price is generally based on the fixed amount specified in the applicable sales agreement or purchase order. The Company does not provide material rebates, discounts, price concessions, promotional allowances, or rights of return. Accordingly, variable consideration was not material during the periods presented.

Payments received in advance of shipment are recorded as contract liabilities and recognized as revenue when control of the goods is transferred. Shipping and handling amounts charged to customers are included in revenue, and the related costs are included in cost of revenue.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The Company estimates expected credit losses based on historical collection experience, the aging of accounts receivable, customer-specific creditworthiness, current economic conditions, and reasonable and supportable forecasts.

The increase in accounts receivable as of June 30, 2026 primarily resulted from sales made during the period. As of August 8, 2026, approximately 36% of the accounts receivable outstanding as of June 30, 2026 had been subsequently collected, and the remaining balance continued to be within its contractual payment terms. Management also considered the contractual payment terms, aging of the remaining balance, customer payment history, and other available credit information. Based on this evaluation, management determined that no allowance for expected credit losses was required as of June 30, 2026.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method.

The Company records write-downs for excess, slow-moving, or obsolete inventory based on forecasted demand, product shelf life, and market conditions. Such write-downs are included in cost of revenue. No inventory write-offs were recorded during the nine months ended June 30, 2026. For the year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

Cost of Revenue

Cost of revenue consists primarily of product acquisition costs, contract manufacturing and bottling costs, packaging materials, freight and import charges, fulfillment fees, and platform distribution costs associated with product sales.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currencies of certain foreign subsidiaries are their respective local currencies. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates for the reporting period, and stockholders’ equity accounts are translated using historical exchange rates. Resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss).

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

The Company recognizes the benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement. Interest and penalties related to income taxes, if any, are recognized as a component of income tax expense. No material interest or penalties were recognized for the nine months ended June 30, 2026 and September 30, 2025.

The Company operates in multiple tax jurisdictions, including the United States and the People’s Republic of China, and is subject to examination by taxing authorities in those jurisdictions.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Net loss includes all revenues, expenses, gains, and losses recognized in the condensed consolidated statements of operations.

Other comprehensive loss includes gains and losses that are recorded directly in stockholders’ equity and are excluded from net income under U.S. GAAP. For the Company, other comprehensive (loss consists primarily of foreign currency translation adjustments arising from the translation of the financial statements of subsidiaries whose functional currencies are not the U.S. dollar.

Earnings Loss Per Share

The Company computes earnings loss per share in accordance with ASC Topic 260, Earnings Per Share. Basic earnings loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, warrants, or convertible instruments, were exercised or converted into common shares. Diluted earnings loss per share is computed using the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares, when dilutive.

Potential common shares are excluded from the diluted earnings loss per share calculation when their effect would be anti-dilutive, including periods in which the Company reports a net loss.

For the nine months ended June 30, 2026 and 2025, diluted loss per share is the same as basic loss per share because the inclusion of potential common shares would have been anti-dilutive.

Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM regularly reviews the Company’s consolidated revenue, gross profit, operating expenses, and net loss to assess financial performance and make decisions regarding the allocation of resources. Because the Company’s operations constitute a single operating segment, the segment financial information is the same as the consolidated financial information presented in these unaudited condensed consolidated financial statements.

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

From time to time, the Company may be involved in legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company is not a party to any material legal proceedings, and management is not aware of any pending or threatened claims that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, there can be no assurance that future developments will not materially adversely affect the Company’s business, financial position, results of operations, or cash flows.

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

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2026	September 30, 2025
Finished goods	$890,686	$13,410
	$890,686	$13,410

As of June 30, 2026, the increase in finished goods inventory compared to September 30, 2025 primarily relates to initial product stocking associated with the expansion of sales activity in the Asia-Pacific region, following the establishment of the Company’s Hong Kong and PRC subsidiaries. Inventory levels related to United States operations remained generally consistent with prior periods.

No inventory write-offs were recorded during the nine months ended June 30, 2026. For the fiscal year ended September 30, 2025, the Company recorded inventory write-offs totaling $29,493.

NOTE 4. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLES

Accounts payable, accrued liabilities and other payables consist of the following:

	As of
	June 30, 2026	September 30, 2025
Accounts payable	$1,376,774	$2,395
Accrued liabilities	$47,290	$39,506
Advance from a non-related party	$175,050	$173,050
Total	$1,599,114	$214,951

Accounts payable primarily represents amounts due to suppliers for inventory purchases and other goods and services received in the ordinary course of business.

Accrued liabilities primarily consist of accrued professional fees and other operating expenses for which payment had not been made as of the balance sheet date.

The advance from a non-related party amounted to $175,050 and $173,050 as of June 30, 2026 and September 30, 2025, respectively. The advance is unsecured, non-interest bearing, and payable on demand.

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

Related Party	Balance as of June 30, 2026	Balance as of September 30, 2025
Michael Lee (CEO & Director)	$143,936	$154,647
Ford Moore (Director)	$-	$49,000
First Scion Investments Limited (Shareholder)	$75,722	$75,722
Total due to related parties	$219,658	$279,369

Balances due to First Scion Investments Limited were carried forward from prior periods and remain unsecured, non-interest bearing, and payable on demand.

No other material related-party transactions occurred during the nine months ended June 30, 2026.

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of June 30, 2026 and September 30, 2025, the Company has no material lease obligations, capital commitments, or contingent liabilities that require accrual or material disclosure under ASC 450-20, Contingencies.

NOTE 7. STOCKHOLDERS’ EQUITY

Prior to October 2, 2025, the Company was incorporated in the British Virgin Islands as UMeWorld Limited, and its equity securities were designated as ordinary shares. As of September 30, 2025, UMeWorld Limited had 114,785,005 ordinary shares issued and outstanding.

On October 2, 2025, the Company completed its redomiciliation from the British Virgin Islands to the State of Delaware. In connection with the redomiciliation, each issued and outstanding ordinary share of UMeWorld Limited was converted on a one-for-one basis into one share of common stock of UMeWorld Inc. The redomiciliation did not change the number of shares held by any stockholder.

Following the redomiciliation, the Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001 per share.

During the nine months ended June 30, 2026, the Company issued 814,588 shares of common stock upon the conversion of $203,647 in related-party advances at a conversion price of $0.25 per share. The Company also issued 500,000 shares of common stock to a non-affiliated investor at a purchase price of $0.30 per share, for gross proceeds of $150,000.

No shares of common stock were issued during the three months ended June 30, 2026.

As of June 30, 2026, the Company had 116,099,593 shares of common stock issued and outstanding.

NOTE 8. INCOME TAXES

Prior to October 2, 2025, the Company was incorporated in the British Virgin Islands and generally was not subject to income taxes. On October 2, 2025, the Company completed its redomiciliation to the United States (Delaware) and became subject to U.S. federal and applicable state income taxes. Dagola Inc. is subject to U.S. federal corporate income tax at a statutory rate of 21%, in addition to applicable state income taxes. Guangzhou Duokanglong Special Medical Nutrition Technology Co., Ltd. is subject to PRC enterprise income tax at a statutory rate of 25%. Verdant Sustainable Fuel Malaysia Sdn. Bhd. is subject to the applicable Malaysian corporate income tax regime; however, no material taxable activity had commenced as of June 30, 2026.

For the nine months ended June 30, 2026 and 2025, the Company recorded no provision for income taxes primarily due to operating losses, offsetting tax attributes, and the full valuation allowance recorded against deferred tax assets. The Company’s PRC subsidiary generated limited taxable income during the nine months ended June 30, 2026; however, the related income tax expense was not material to the consolidated financial statements. The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2026	June 30, 2025
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign tax rate differential	(1.2)%	-
Change in valuation allowance	(19.8)%	(21.0)%
Other permanent differences	-	-
Effective income tax rate	0.0%	0.0%

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of June 30, 2026 and September 30, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files income tax returns in the United States and applicable foreign jurisdictions. Tax years remain subject to examination by taxing authorities in accordance with the respective statutes of limitation.

NOTE 9. SEGMENT REPORTING

The Company applies ASC Topic 280, Segment Reporting, in determining its reportable segments. An operating segment is a component of the business for which discrete financial information is available and regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing performance and allocating resources.

Management has determined that the Company operates as one operating and reportable segment, as its operations are focused on the development, marketing, and sale of functional nutritional and DAG-based cooking oil products under the DAGola® brand. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM primarily uses consolidated net loss to assess segment performance and allocate resources and also reviews consolidated revenue and gross profit. The segment’s accounting policies are the same as those described in Note 2, and the segment amounts reviewed by the CODM are the same as the corresponding consolidated amounts presented in the Company’s unaudited condensed consolidated financial statements.

For the nine months ended June 30, 2026, substantially all revenues were generated from distribution activities in the People’s Republic of China, with nominal revenues generated in the United States. For the nine months ended June 30, 2025, revenues were generated from sales in the United States only. The Company operates as a single reportable segment, and its segment revenues, expenses, assets, and net loss are therefore the same as the corresponding consolidated amounts presented in these unaudited condensed consolidated financial statements.

NOTE 10. CONCENTRATIONS OF RISK

The Company is exposed to various risks arising from its business operations. The primary risks include foreign currency risk, liquidity risk, product-liability exposure, and concentration risks related to customers and suppliers.

(a) Foreign Currency Exchange Rate Risk

The Company’s reporting currency is the U.S. dollar. Substantially all expenses were denominated in U.S. dollars during the nine months ended June 30, 2026 and 2025.

During the nine months ended June 30, 2026, the Company expanded its sales activities in Asia, and a portion of the Company’s revenue was generated from customers in the People’s Republic of China, resulting in transactions denominated in Renminbi (“RMB”). The Company is therefore exposed to foreign currency exchange rate risk associated with RMB-denominated transactions.

The Company also maintains subsidiaries in Hong Kong, the People’s Republic of China, and Malaysia. The Hong Kong subsidiary is a non-operating holding entity and does not have significant foreign currency-denominated transactions. The Malaysia subsidiary is currently engaged in preliminary project development and administrative activities related to sustainable aviation fuel initiatives and incurred limited expenses denominated in Malaysian Ringgit (“MYR”) during the period. The Company’s exposure to foreign currency exchange rate risk was not material as of June 30, 2026.

(b) Liquidity Risk

The Company has incurred recurring operating losses and has a working capital deficiency. The Company’s ability to meet its obligations depends on generating additional revenues and obtaining external financing. These conditions are described further in the Going Concern note to the condensed consolidated financial statements.

(c) Product Liability Exposure

The Company records accruals for product-related claims when losses are probable and reasonably estimable. Historically, product returns and claims have not been material. No product liability accruals were recorded as of June 30, 2026 and September 30, 2025.

d) Customer / Revenue Concentration

The Company generates revenue through a limited number of distribution channels, including online marketplace platforms and distribution partners.

For the nine months ended June 30, 2026, two customers accounted for approximately 55.99% and 43.58%, respectively, of the Company’s total revenue. No other individual customer accounted for 10% or more of total revenue during the period.

For the nine months ended June 30, 2025, substantially all of the Company’s revenue was generated through a single online marketplace channel.

Because the Company currently relies on a limited number of significant customers and sales channels, the loss of a significant customer or distribution channel, or a material reduction in sales to or through such customers or channels, could adversely affect the Company’s revenues, operating results, and cash flows.

(e) Geographic Concentration

The Company generates revenue in the People’s Republic of China and the United States. Revenue by geographic market is attributed based on the location of the customer.

For the nine months ended June 30, 2026, approximately 99.57% of the Company’s total revenue was generated from customers in the People’s Republic of China, with the remaining approximately 0.43% generated from customers in the United States.

For the nine months ended June 30, 2025, 100% of the Company’s total revenue was generated from customers in the United States.

Changes in economic conditions, regulatory environments, trade policies, or market demand in these markets could adversely affect the Company’s revenues, operating results, and cash flows.

(f) Supplier Concentration

Any disruption in this supplier relationship could adversely affect the Company’s operations.

The Company relies on third-party suppliers and manufacturing partners for key product inputs and finished goods.

For the nine months ended June 30, 2026, one supplier, which serves as the Company’s primary manufacturing partner for DAG oil, accounted for approximately 99.83% of the Company’s total cost of revenues. No other individual supplier accounted for 10% or more of total cost of revenues during the period.

For the nine months ended June 30, 2025, the Company relied on a single supplier for substantially all of its cost of revenues.

Due to the specialized nature of DAG oil production, transitioning to an alternative supplier could require technical validation, commercial qualification, and regulatory and quality review. Consequently, the loss of, or a disruption in the relationship with, a significant supplier could result in supply interruptions, increased product costs, or delays in fulfilling customer orders and could adversely affect the Company’s operations, financial condition, and results of operations.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after June 30, 2026 through the date these condensed consolidated financial statements were issued.

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

The Company’s products are sold primarily through online marketplace platforms and direct-to-consumer channels in the United States. During the three months ended June 30, 2026, the Company continued to expand its sales and distribution activities in the Asia-Pacific region through its subsidiaries in Hong Kong and the People’s Republic of China.

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

Results of Operation

For the Three Months ended June 30, 2026 and 2025

Revenue

Revenue for the three months ended June 30, 2026 was $540,359, compared to $341 for the three months ended June 30, 2025. The increase was primarily attributable to sales generated through the Company’s PRC subsidiary, reflecting continued distributor channel activity following the Company’s initial market entry in late 2025.

Revenue from the United States, including sales through the Amazon marketplace platform, was nominal during the current quarter and did not represent a significant portion of total revenue.

The prior-year quarter reflected minimal operating activity, as the Company had not yet commenced meaningful revenue-generating operations in its Asia-Pacific segment.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2026 was $497,542, compared to $1,743 for the three months ended June 30, 2025. The increase was primarily attributable to higher sales volume in the current quarter, driven by distributor channel activity in China, along with associated product costs, packaging, logistics, and fulfillment expenses.

The Company operates a capital-light production model utilizing third-party manufacturers, co-packers, and specialized ingredient suppliers. The Company sources its diacylglycerol (“DAG”) oil from a strategic manufacturing partner in China. Due to the specialized nature of DAG oil production, supplier qualification requires technical capabilities and validation procedures.

Gross profit for the three months ended June 30, 2026 was $42,817, compared to a gross loss of $1,402 in the prior-year quarter. Gross margin remained modest in the current quarter, reflecting product mix, distributor pricing associated with early-stage channel development, logistics and fulfillment costs, and the impact of operating at relatively low scale, which limits fixed cost absorption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $135,712 for the three months ended June 30, 2026, compared with $19,484 for the three months ended June 30, 2025. The increase was primarily attributable to higher executive compensation; investment banking, financial advisory, legal, accounting, and compliance expenses; and travel and business development activities associated with Project Verdant™, reflecting the expansion of the Company’s commercial operations and strategic development activities.

Net Loss

Net loss for the three months ended June 30, 2026 was $92,885, compared to a net loss of $20,885 for the three months ended June 30, 2025. While the Company generated meaningful revenue and positive gross profit in the current quarter, operating expenses increased as the Company invested in corporate infrastructure, professional services, and market expansion initiatives.

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

For the Nine Months Ended June 30, 2026 and 2025

Revenue

Revenue for the nine months ended June 30, 2026 was $1,039,001, compared to $947 for the nine months ended June 30, 2025. The increase was primarily attributable to the Company’s expansion into the Asia-Pacific market in late 2025, including initial distributor sales in December 2025 and continued distributor channel activity during the three months ended June 30, 2026.

Revenue from the United States, including sales through the Amazon marketplace platform, remained nominal during the current period and did not represent a significant portion of total revenue. The prior-year period reflected minimal operating activity and limited revenue generation.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended June 30, 2026 was $976,490, compared to $6,461 for the nine months ended June 30, 2025. The increase was primarily attributable to higher sales volume associated with distributor channel activity in China, along with related product costs, packaging, logistics, and fulfillment expenses.

The Company operates a capital-light production model utilizing third-party manufacturers, co-packers, and specialized ingredient suppliers. The Company sources its diacylglycerol (“DAG”) oil from a strategic manufacturing partner in China, and supplier qualification requires technical capabilities and validation procedures.

Gross profit for the nine months ended June 30, 2026 was $62,511, compared to a gross loss of $5,514 for the nine months ended June 30, 2025. Gross margin remained modest due to product mix, distributor pricing associated with early-stage market development, logistics and fulfillment costs, and the impact of operating at relatively low scale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $399,639 for the nine months ended June 30, 2026, compared to $51,072 for the nine months ended June 30, 2025. The increase reflected the expansion of the Company’s commercial operations and strategic development activities.

For the nine months ended June 30, 2026, the Company engaged external advisors for corporate and strategic initiatives and incurred professional service fees, including investment banking, financial advisory, legal, accounting, consulting, and regulatory compliance expenses. The Company also incurred increased personnel-related expenses and travel and business development costs associated with Project Verdant™. The prior-year period reflected limited operations and correspondingly lower overhead expenses.

Net Loss

Net loss for the nine months ended June 30, 2026 was $337,062, compared to a net loss of $56,553 for the nine months ended June 30, 2025. While the Company generated meaningful revenue and positive gross profit during the current period, operating expenses increased as the Company invested in corporate infrastructure, professional services, and market expansion initiatives.

The increase in net loss relative to the prior-year period was primarily driven by higher selling, general and administrative expenses associated with scaling the business, partially offset by improved gross profit resulting from increased sales volume.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a working capital deficiency of approximately $306,312 and has incurred recurring operating losses. The Company’s operations during the nine months ended June 30, 2026 were funded primarily through proceeds from the issuance of common stock to a non-affiliated investor. The Company has historically relied on related party funding to support operations.

Net cash used in operating activities was $219,109 for the nine months ended June 30, 2026 primarily reflected the net loss for the period, increases in inventory associated with initial distributor stocking and channel expansion, and payment of professional and advisory fees. These uses of cash were partially offset by increases in accounts payable, reflecting the timing of inventory purchases and vendor payments.

Net cash provided by financing activities was $150,000 for the nine months ended June 30, 2026 and consisted entirely of proceeds from the issuance of common stock to a non-affiliated investor. The conversion of $203,646 of related-party advances into common stock was a non-cash financing activity and therefore was excluded from net cash provided by financing activities.

For the nine months ended June 30, 2025, net cash used in operating activities was 121,494 primarily reflected operating expenses and working capital changes, as the Company had minimal revenue and lower inventory purchases during that period. The increase in net cash used in operating activities during the nine months ended June 30, 2026 compared with the corresponding 2025 period was primarily attributable to increased inventory purchases, growth in accounts receivable, and higher operating expenses associated with expanded commercial activity.

For the nine months ended June 30, 2025, there was no net cash provided by or used in financing activities.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Management has evaluated the accounting estimates used in preparing these financial statements and has determined that none involved a significant level of estimation uncertainty that had, or was reasonably likely to have, a material impact on the Company’s financial condition or results of operations for the periods presented. The Company’s significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Foreign Currency Exchange Risk

The Company’s reporting currency is the U.S. dollar. Substantially all revenues and a majority of expenses during the nine months ended June 30, 2026 were denominated in U.S. dollars. During the period, the Company recorded limited sales and incurred certain expenses through its subsidiaries denominated in Renminbi, Hong Kong dollars, and Malaysian Ringgit.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date due to deficiencies in internal control over financial reporting related to limited accounting personnel and segregation of duties.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A single supplier accounted for a substantial majority of the Company’s cost of sales for the quarter ended June 30, 2026. This supplier concentration increases exposure to supply interruption and pricing risk, which could adversely affect margins and operations.

A substantial portion of the Company’s quarterly revenue was derived from two distributors in China. The Company may not receive future orders from this distributor at similar volumes or pricing levels, and the loss of this distributor or a reduction in its purchases could materially adversely affect the Company’s revenues, cash flows, and results of operations.

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

UMEWORLD INC.

Dated: August 13, 2026	/s/ Michael Lee
Michael Lee
CEO, President, and Director
(Principal Executive Officer)

Dated: August 13, 2026	/s/ Winfield Ding
Winfield Ding
Chief Financial Officer
(Principal Financial and Accounting Officer

